Form 10-Q
EVOLUTIONS INC
filed 1996-05-20
CIK 1009326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark one)

   /X/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

   / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________


                         Commission File Number 0-27788

                                EVOLUTIONS, INC.
             (exact name of registrant as specified in its charter)

                DELAWARE                           22-3420712
       (State of Incorporation)        (I.R.S. Employer Identification No.)

                65 Railroad Avenue, Ridgefield, New Jersey 07657
             (Address of principal executive offices and zip code)

                                     (201) 941-6550
                  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___

As of May 14, 1996, there were 4,171,359 shares* of Common Stock outstanding.

*  Reflects the 0.033-for-1 stock split of February 1996

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

   See pages F-1 through F-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Evolutions, Inc., a Delaware corporation (the "Company") merged with Gold Securities Corporation ("Gold"), an Idaho corporation, in February 1996 for the purpose of changing the state of incorporation from Idaho to Delaware. The Company trades publicly on the NASDAQ electronic bulletin board under the symbol "EVOI" and prior to the merger traded on the NASDAQ electronic bulletin board under the symbol "GLDS." Gold was incorporated in 1922 under the name of Kaniksu Mining Company ("Kaniksu"). In 1981, Kaniksu merged with Gold Securities Corporation, and adopted that company's name. In July of 1995, Gold entered into a reverse merger with Evolutions, Inc., a company incorporated in the State of New Jersey ("EVO-NJ"). The majority owner of EVO-NJ, PureTec Corporation ("PureTec"), a publicly held specialty plastics and plastics recycling company, retained ownership of 75% of the outstanding common stock of the Company after completion of the July 1995 reverse merger EVO-NJ was the only operating subsidiary of the combined companies at the time of the July 1995 merger. For accounting purposes, the transaction was treated as the acquisition of Gold by EVO-NJ.

   On September 27, 1995, Kidsview, Inc. ("KVI"), a wholly owned subsidiary of the Company, purchased certain assets of Direct Connect International Inc. ("DCI") consisting primarily of a licensed line of toy animals marketed under the trade names ZOO BORNS and TEA BUNNIES.

   In February 1996, the Company acquired substantially all of the assets of Smart Style Industries, Inc. and affiliates (collectively "SSI") in exchange for $1,125,000 cash, a thirty-day promissory note in the amount of $500,000, $1,000,000 in notes payable in quarterly installments with Common Stock of the Company valued at $1,000,000, the assumption of approximately $1,200,000 of liabilities, and warrants to purchase an additional 100,000 shares of Company stock. An additional $1,000,000 will be payable in stock if certain operating results are achieved over the next five years.

   SSI manufactures a varied line of apparel for many age groups and is a major manufacturer of children's raincoats and trench coats. SSI also manufactures men's and boy's pants, shirts, jeans and outerwear. The Wee Willie(R) line of SSI includes pants, shirts, vests and jackets for infants, toddlers, sizes 4 to 7 and sizes 8 to 14, and is known for its quality holiday wear. In conjunction with this acquisition, the Company has also acquired a license to use the H.W. Carter & Sons' Watch the Wear(R) label. This label has been in existence since 1859 and the line includes men's and women's work pants, jackets, shirts, overalls and jean related items, and is marketed into retail stores that carry popular "urban" styles.

   The Company has also acquired the licence to the H.W. Carter label. Garments manufactured by SSI under the Carter label are garments that have been traditionally termed "work clothes," namely, jeans, overalls and jackets. The agreement provides for a 3% royalty on all sales of the Carter label to be paid to H.W. Carter & Sons, Inc., with a minimum annual payment of $100,000. The initial term of the agreement is for three years with thirty-three options to renew for additional three year periods held by the Company. Carter label sales have constituted approximately 10% of the total SSI sales.

   In February 1996, the Company effected a 0.033-for-1 reverse stock split. All share amounts reflect this split.

Results of Operations

   The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere herein. In July 1995, Gold and EVO-NJ consummated a reverse merger. For accounting purposes, the transaction was treated as the acquisition of Gold by EVO-NJ. As a result, the Company's financial statements consist of the results of operations of EVO-NJ since its inception in 1994.

   Three months ended March 31, 1996 and 1995

   The Company had net revenues of $2,108,491 for the three months ended March 31, 1996 and net revenues of $97,942 for the three months ended March 31, 1995. The increase in net revenues is attributable to the acquisitions of the toy lines and apparel business made by the Company. Net losses for the current three month period are $704,063, or $0.18 per share, as compared to net losses of $43,338, or $0.03 per share for the corresponding three-month period of a year ago.

Liquidity and Capital Resources

   The Company had a working capital deficit of $396,327 at March 31, 1996, as compared to a working capital deficit of $502,010 at December 31, 1995.

   In 1995 the Company obtained most of its working capital from its parent company. During 1995 PureTec contributed to the Company securities and cash with a total value of $2,225,000 in exchange for 2,659,312 shares of Common Stock of the Company, as adjusted for the 0.033-for-1 stock split.

   In February and March of 1996, the Company borrowed an aggregate of $3,000,000 from various outside sources (the "Bridge Lenders"). In exchange the Company has issued to the Bridge Lenders notes (the "Bridge Notes") for the face amount of the loans due in May 1996. The Bridge Notes accrue interest at the rate of 8% per annum. In addition, the Company has issued to the Bridge Lenders warrants to purchase up to one share of the Company's Common Stock for each dollar loaned to the Company. An additional one-half warrant will be issued to the Bridge Lenders for each dollar borrowed if the Bridge Notes are not paid back within ninety days. The exercise price of the warrants is $3.50 per share of stock purchased, as adjusted for the 0.033-for-1 stock split, and expire five years from the date of issue. In May 1996, the Company borrowed an additional

$100,000 on terms identical to the original Bridge Lenders and used those proceeds to repay some of the expiring Bridge Notes.

   In March 1996, the Company offered a maximum of 500,000 Units, each consisting of two shares of the Company's Common Stock, and one Stock Purchase Warrant to acquire one share of the Company's Common Stock in exchange for $3.50, at a purchase price of $5.00 per Unit. The Stock Purchase Warrants will expire five years from the date of issue. At present this offering has not been completed, and there can be no assurances that the maximum number of Units offered will be sold.

   In May 1996, the Company offered a maximum of 600,000 Units, each consisting of two shares of the Company's Common Stock, and one Stock Purchase Warrant to acquire one share of the Company's Common Stock in exchange for $3.50, at a purchase price of $5.00 per Unit. The Stock Purchase Warrants will expire five years from the date of issue. At present this offering has not been completed, and there can be no assurances that the maximum number of Units offered will be sold.

   As of May 13, 1996, Bridge Lenders have agreed to use $1,800,000 of their loans towards the purchase of the Units in the private placement, as described above. An additional $150,000 has been committed directly for purchase of the Units. The Company intends to use the proceeds of the placements to pay off the balance of the $1,200,000 in Bridge Notes and contribute the remaining proceeds, if any, to working capital. There can be no assurances that the placements will be completed in their entirety.

   If the Company cannot complete the placements before the Bridge Notes mature it will be in default of the Bridge Notes. The Company has extended the repayment date on a portion of the Bridge Notes. The Bridge Notes now have maturity dates ranging from June 15 through August 10, 1996. The Company currently has no other arrangements in place to fund the repayment of the notes.

   At March 31, 1996, the Company had loans payable of approximately $360,000 consisting of secured notes to relatives and affiliates of Michael Nafash, CEO, President and a Director of the Company. The notes are due on demand and bear interest at the rate of 12%. The notes are secured by shares of PureTec common stock held by the Company.

   In February 1996, SSI entered into a financing agreement with First Factors Corporation whereby SSI may take advances on their uncollected accounts receivable up to a limit of 90%. SSI may overadvance on this facility by up to $500,000. Interest accrues at the prime rate plus 1.0%. Additionally, a fee of 0.75% is due on amounts advanced. This facility is secured by the accounts receivable of SSI and also guaranteed by the Company. At March 31, 1996 there was $365,000 outstanding on the overadvance provision of the loan.

   In April 1996, KVI entered into a financing agreement with Heller Financial, Inc. whereby KVI may take advances on uncollected accounts receivable up to a limit of 85%. Interest accrues on monies advanced at the prime rate plus 2%. Additionally, a fee of 1% is due on amounts advanced. This facility is secured by the accounts receivable and domestic inventory of KVI and also guaranteed by the Company and PureTec.


   Net cash used in operations for the three months ended March 31, 1996 was $2,153,896, which reflects the expanded scope of operations of the Company. Cash flows from financing activities, consisting of loan proceeds and capital contributions, totaled $3,747,333.

   The Company's statement of cash flows for the three months ended March 31, 1995 reflects cash used in operations of approximately $58,000 which is principally the result of the net loss of approximately $43,000.

   While the management of the Company believes it has the necessary working capital to operate the businesses until June 1996 when the first portion of the notes issued to the Bridge Lenders comes due, no arrangement for continued financing is in place. It is anticipated that a portion of the proceeds of the private placements referred to above will be used to repay indebtedness. The Company will require additional working capital in order to continue to operate and expand its businesses. Such additional funding may come from other public or private financial sources, bank financing or combinations thereof. The Company has no current arrangements with respect to any such funding.

Inflation

   The Company has not been materially affected by the impact of inflation.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

   There are no known legal proceedings that would have a material effect upon the operations of the Company.

Item 2.  Changes in Securities

   In February 1996, the shareholders approved, and the Company effected a 0.033-for-1 reverse stock split on all outstanding shares of the Company's Common Stock.

Item 3.  Defaults Upon Senior Securities

   None

Item 4.  Submission of Matters to a Vote of Security Holders

   On February 2, 1996, at a special meeting of stockholders, the following items were submitted to a vote of shareholders. As of the voting record date of January 5, 1996, there were 18,726,189 shares, pre-split, of Common Stock entitled to vote. A total of 12,171,292 votes were cast.

         1. To authorize and approve amendments to the Company's Articles of Incorporation to effect a 0.033 (thirty-three one hundredths) for one reverse stock split of the Company's Common Stock and to authorize the issuance of Preferred Stock.

                  Votes for:                         12,171,292
                  Votes against:                              0

         2. To approve the adoption of an Agreement of Merger whereby Gold changed its state of incorporation from Idaho to Delaware pursuant to a "migratory merger" that merged Gold into Evolutions, Inc., a Delaware corporation.

                  Votes for:                         12,171,292
                  Votes against:                              0

         3.  To approve the adoption of the Company's 1996 Stock Option Plan.

                  Votes for:                         12,171,292
                  Votes against:                              0

         4. To ratify the appointment of Holtz Rubenstein & Co., LLP, as the Company's independent auditors for the fiscal year ending December 31, 1995.

                  Votes for:                         12,171,292

                  Votes against:                              0

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

   (a) On March 12, 1996 the Company filed a Report on Form 8-K which included as exhibits (i) Agreement of Sale dated February 26, 1996, among the Company, Smart Style Acquisition Corp., Lions Acquisition Corp. and SSI, and (ii) Licence Agreement by and between the Company and H.W. Carter & Sons, Inc., both of which are related to the acquisition of certain assets from SSI and affiliates.

   On May 9, 1996, the Company filed a Report on Form 8-K/A related to the SSI acquisitions that included (i) complete audited financial statements for SSI for the fiscal years ended December 31, 1995 and 1994, and (ii) pro forma financial information for the Company and subsidiaries as of December 31, 1995.

   (b) On February 22, 1996, the Company filed a Report on Form 8-K regarding the merger of Evolutions, Inc. and Gold Securities Corporation for the purpose of changing the state of incorporation from Idaho to Delaware and the approval of the 0.033-for-1 reverse stock split.


                       EVOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                               March 31,    December 31,
                                                 1996           1995
                                                 ----           ----
                                             (unaudited)   (Derived from
                                                          audited financial
                                                             statements)
                                             -----------  -----------------
      ASSETS

CURRENT ASSETS
      Cash and cash equivalents             $  245,299     $   11,508
      Due from broker                                0        280,851
      Investments in available-for-sale
        securities                             556,292        762,119
      Accounts receivable, net                 745,270        183,689
      Inventory                              2,438,786              0
      Note receivable - related party                0         15,000
      Prepaid expenses                          46,099              0
                                            ----------     ----------
                                             4,031,746      1,253,167

PROPERTY AND EQUIPMENT, net                  1,904,620         89,147

GOODWILL, net of accumulated amortization
  of $18,175 and $11,359 respectively.       1,329,446        261,262

LICENSES, net of accumulated amortization
  of $85,417 and $48,810 respectively.         939,583        976,190

OTHER ASSETS                                    17,104              0
                                            ----------     ----------
      TOTAL ASSETS                          $8,222,499     $2,579,766
                                            ==========     ==========

                       EVOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                               March 31,    December 31,
                                                 1996           1995
                                                 ----           ----
                                             (unaudited)   (Derived from
                                                          audited financial
                                                             statements)
                                             -----------  -----------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued
        expenses                            $1,477,404     $  833,177
      Accrued compensation                     112,500        112,500
      Loans payable                          2,838,169        809,500
                                            ----------     ----------
      TOTAL CURRENT LIABILITIES              4,428,073      1,755,177

LONG TERM DEBT                                 450,886              0

STOCKHOLDERS' EQUITY
      Common stock, no  par value
      50,000,000 shares authorized;
      3,599,553 shares issued at
      December 31, 1995, stated at                   0      3,392,035

      Common stock, $.01  par value
      50,000,000 shares authorized;
      5,170,790 shares issued at
      March 31, 1996.                           51,708

      Additional paid-in capital             6,315,327              0
      Deficit                               (2,648,553)    (1,944,490)
      Unrealized holding loss on
        securities available-for-sale         (374,942)      (622,956)
                                            ----------     ----------
      TOTAL STOCKHOLDERS' EQUITY             3,343,540        824,589
                                            ----------     ----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                $8,222,499     $2,579,766
                                            ==========     ==========

                       EVOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)


                                                 THREE MONTHS      THREE MONTHS
                                                    MARCH 31         MARCH 31
                                                      1996             1995
                                                      ----             ----

REVENUES                                            $2,108,491     $   97,942

COSTS AND EXPENSES:

   Cost of sales                                     1,378,145         78,592
   Selling, general and administrative               1,103,431         62,688
   Amortization expense                                 43,423              0
                                                    ----------     ----------
                                                     2,524,999        141,280
                                                    ----------     ----------
OPERATING LOSS                                        (416,508)       (43,338)

OTHER

   Interest expense                                     39,541              0
   Loss on sale of securities of parent                248,014              0
                                                    ----------     ----------
                                                       287,555              0
                                                    ----------     ----------

NET LOSS                                            $ (704,063)    $  (43,338)
                                                    ==========     ==========

NET LOSS PER SHARE                                  $    (0.18)    $    (0.03)
                                                    ==========     ==========

Weighted average number of shares of common
   stock outstanding                                 3,851,065      1,542,351
                                                    ==========     ==========

                       EVOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                 THREE MONTHS      THREE MONTHS
                                                    MARCH 31         MARCH 31
                                                      1996             1995
                                                      ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                           $  (704,063)      $(43,338)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization                        54,079              0
   Loss on sale of securities                          248,013              0
   Changes in noncash current assets and
     liabilities, net of effects of businesses
     acquired and noncash transactions:
   (Increase) decrease in assets:
   Accounts receivable                                (561,581)       (28,901)
   Inventory                                          (850,614)             0
   Prepaid expenses                                    (46,099)             0
   (Decrease) Increase  in liabilities
   Accounts payable and accrued expenses              (293,631)        14,294
                                                   -----------       --------
   Total adjustments                                (1,449,833)       (14,607)
                                                   -----------       --------
   Net cash used in operating activities            (2,153,896)       (57,945)


CASH FLOWS FROM INVESTING ACTIVITIES

   Additions to property and equipment                (219,129)        (5,964)
   Payments for businesses acquired, net of cash
   acquired and including other cash payments
     associated with the acquisitions               (1,625,000)             0
   Decrease in due from broker                         280,851              0
   Proceeds from available-for-sale securities         205,736         16,989
   Decrease in note receivable - officer                15,000
   Increase in other assets                            (17,104)          (950)
                                                   -----------       --------
   Net cash (used in) provided by investing
     activities                                     (1,359,646)        10,075
                                                   -----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment to related party                         (450,000)
   Proceeds from additional financing                4,197,333         41,000
                                                   -----------       --------

   Net cash provided by financing activities         3,747,333         41,000
                                                   -----------       --------

Net increase (decrease) in cash                        233,791         (6,870)
Cash and cash equivalents at beginning of period        11,508         22,713
                                                   -----------       --------
Cash and cash equivalents at end of period         $   245,299       $ 15,843
                                                   ===========       ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                             0              0
        Income taxes                                         0              0
   Non cash investing and financing activities:
   Conversion of notes payable to common stock       1,800,000              0
   Shares issued for business acquired               1,175,000              0

                       EVOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)

                                    COMMON SHARES                                                    Unrealized
                            -----------------------------                  ADDITIONAL                  Loss on          TOTAL
                            Common,    Common,    Common                     PAID-IN               Available-for-Sale STOCKHOLDERS'
                            $10 Par    No Par    $.01 par       Amount       CAPITAL     (DEFICIT)   Securities         EQUITY
                            -------    ------    --------       ------       -------     ---------   ----------         ------
Initial Capitalization -
  January 21, 1994             200      -            -      $     2,000   $    23,000  $     -       $   -          $    25,000
Issuance of stock to parent    800      -            -            8,000       842,000        -           -              850,000
Unrealized holding loss on
  available-for-sale
  securities                  -         -            -             -           -             -         (70,394)         (70,394)
Net loss                      -         -            -             -           -          (341,538)      -             (341,538)
                            ------  ----------- ----------  -----------   -----------  -----------   ---------      -----------
Balance, December 31, 1994   1,000      -            -           10,000       865,000     (341,538)    (70,394)         463,068
Issuance of stock to parent    850      -            -            8,500     1,916,500         -          -            1,925,000
Surrender of stock            (200)     -            -           (2,000)        2,000         -          -                -
Capital contribution          -         -            -             -          300,000         -                         300,000
Merger with Gold
  Securities, Inc.          (1,650) 3,550,053        -        3,300,535    (3,083,500)        -          -              217,035
Issuance of stock in
  connection with asset
  acquisition                 -        49,500        -           75,000        -              -          -               75,000
Unrealized holding loss on              -            -             -           -              -          -                -
    available-for-sale
    securities                -         -            -             -           -              -       (552,562)        (552,562)
Net loss                      -         -            -             -           -        (1,602,952)      -           (1,602,952)
                            ------  ----------- ----------  -----------   -----------  -----------   ---------      -----------
Balance, December 31, 1995    -      3,599,553       -        3,392,035        -        (1,944,490)   (622,956)         824,589
Adjustment for reverse
  split                                  6,231
Merger with Evolution's,
  Inc. a Delaware Company     -     (3,605,790)  3,605,790   (3,355,977)    3,355,977         -           -               -
Issuance of common shares
 in connection with
 acquisitions                 -         -          845,000        8,450     1,166,550         -           -           1,175,000
Private placements            -         -          720,000        7,200     1,792,800         -           -           1,800,000
Recognized loss on
  available-for-sale
  securities                                                                                           248,014          248,014
Net loss                      -         -            -             -           -          (704,063)       -            (704,063)
                            ------  ----------- ----------  -----------   -----------  -----------   ---------      -----------
Balance, March 31, 1996       -         -        5,170,790  $    51,708   $ 6,315,327  $(2,648,553)  $(374,942)     $ 3,343,540
                            ======  =========== ==========  ===========   ===========  ===========   =========      ===========

                       EVOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 MARCH 31 1996

  1. The balance sheet as of March 31, 1996 and the statements of operations and statements of cash flows for the three months ended March 31, 1996 and March 31, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and March 31, 1995 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements of Evolutions, Inc. and subsidiaries for the year ended December 31, 1995. The results of operations for the periods ended March 31, 1996 and March 31, 1995 are not necessarily indicative of the operating results for the full year.

  2.  Inventories consist of the following:

                                      March 31,1996      December 31, 1995
                                      -------------      -----------------
                   Raw Materials        $1,385,614            $     -
                   Work-in-process         267,775                  -
                   Finished goods          785,397                  -
                                        ----------            -----------
                                        $2,438,786            $     -
                                        ==========            ===========

  3.  Income Taxes:
      At March 31, 1996, the Company has a 100% valuation allowance against the deferred income tax asset related to net operating loss carryforwards ($1,915,000).

  4.  Industry Segments:
      The company operates in two industry segments, clothing and toys. Information concerning the Company's business segments for the three months ended March 31, 1996 in as follows:

                                      Clothing     Toys     Consolidated
                                      --------     ----     ------------
      Revenues                       1,021,375   1,087,116    2,108,491
      Operating loss                  (200,711)   (189,715)    (390,426)
      Identifiable assets            3,512,030   1,649,802    5,161,832
      Depreciation and amortization     10,656      43,423       54,079
      Capital expenditures              14,707     204,422      219,129

      The Company's line of toy animals is manufactured in Asia.

                       EVOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 MARCH 31 1996

  5.  Shareholder vote:
      On February 2, 1996 the Company's shareholders voted to authorize the following:

      (i) To amend the Company's Articles of Incorporation to authorize the issuance of up to 5,000,00 shares of Preferred Stock. The terms and rights of the Preferred Shares will be determined by the Board of Directors at the time of issuance.

      (ii) The adoption of an Agreement of Merger whereby the Company will change its state of incorporation from Idaho to Delaware.

      (iii) The adoption of the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the granting of options to purchase not more than 500,000 shares of common stock to officers, key employees and others who render services to the Company. Options may be granted in the form of incentive stock options or options which do not qualify for treatment as incentive stock options. Pursuant to the Plan, and at the Board's discretion, the options expire up to ten years from the date of grant, and the exercise price will be determined by the Board.

  6.  Business Acquisitions:
      On February 26, 1996, the Company acquired certain assets of Smart Style Industries, Inc. and Affiliates (the "Seller"), a North Carolina-based clothing manufacturer. Consideration consisted of (i) $1,125,000 cash,
      (ii) a $500,000 30 day promissory note, (iii) the assumption of liabilities approximating $1,200,000, and (iv) a $1,000,000 promissory note, bearing interest at 10% per annum beginning on August 1, 1996. Principal under the $1,000,000 note is payable in shares of the Company's common stock in four quarterly installments commencing August 1, 1996. The Company also issued warrants to purchase 100,000 shares of common stock. In addition, the Seller is entitled to an additional $1,000,000 in common stock over a period of five years, if certain earnings tests are met.

      In connection with the purchase, the Company entered into a license agreement for the rights to use certain trademarks.

      In addition, the Company entered into a five year employment agreement with an officer of the Seller which provides for minimum annual salary of $150,000. The employee was also issued 20,000 shares of common stock.

                       EVOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 MARCH 31 1996

  7.  Bridge Financing:
      In February and March 1996, the Company borrowed an aggregate of $3,000,000 under Bridge Units. Each Bridge Unit consists of one $50,000 Bridge Note ("Note") and one warrant to purchase 50,000 common shares (75,000 if the note is repaid after 90 days) at an exercise price of $3.50 per share. Each Note bears interest at 8% per annum, and principal and interest are payable on the earlier of (i) 90 days after the loan date or
      (ii) the first day after the date of closing for any offering of the Company's securities or the closing of any private placement. As of May 13, 1996, $1,800,000 of the financing under the Bridge Notes have been converted into the private placement. The Company has received an extension of the due date of Bridge Notes expiring in May, 1996.

      In May 1996, the Company borrowed an additional $100,000 under the Bridge Units. The proceeds were used to repay $100,000 of notes due in May 1996.

  8.  Private Placement:
      In March 1996, the Company commenced a private placement of its securities. The placement is to consist of 500,000 Units at a purchase price of $5.00 per Unit. Each Unit consists of two shares of common stock and one warrant to purchase a share of common stock at an exercise price of $3.50. As of May 13, 1996, the Company has received $1,950,000 of funds. Of the funds received, $1,800,000 are from conversions of Bridge Notes into the private placement and the balance are direct investments into the private placement.

  9.  Financing Activities:
      In February 1996, the Company's apparel subsidiary, Smart Style Acquisition Corp., (SSA) entered into a financing agreement with First Factors Corporation whereby SSA may take advances on their uncollected accounts receivable up to a limit of 90%. SSA may overadvance on this facility by up to $500,000. Interest accrues at the prime rate plus 1%. Additionally, a fee of 0.75% is due on amounts advanced. The facility can be canceled by either party on 30 days notice. This facility is collateralized by the accounts receivable of SSA and guaranteed by the Company.

      In April 1996, the Company's toy subsidiary, Kidsview, Inc. (KVI) entered into a financing agreement with Heller Financial, Inc. whereby KVI may take advances on uncollected accounts receivable up to a limit of 85%. Interest accrues on moneys advanced at the prime rate plus 2%. Additionally, a fee of 1% is due on amounts advanced. This facility is collateralized by the accounts receivable and domestic inventory of KVI and also guaranteed by the Company and Puretec International, Inc.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EVOLUTIONS, INC.


                                       By: /s/ Michael Nafash
                                           ___________________________
                                           Michael Nafash
                                           President and Chief Financial Officer

Date:  May 17, 1996