Form 10-Q
period 1996-06-30
EVOLUTIONS INC
filed 1996-07-29
CIK 1009326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



(Mark one)
/X/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of July 16, 1996, there were 6,191,065 shares* of Common Stock outstanding.

*  Reflects the 0.033-for-1 stock split of February 1996

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

   See pages F-1 through F-9.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Evolutions, Inc., a Delaware corporation (the "Company") merged with Gold Securities Corporation ("Gold"), an Idaho corporation, in February 1996 for the purpose of changing the state of incorporation from Idaho to Delaware. The Company trades publicly on the NASDAQ electronic bulletin board under the symbol "EVOI" and prior to the merger traded on the NASDAQ electronic bulletin board under the symbol "GLDS." Gold was incorporated in 1922 under the name of Kaniksu Mining Company ("Kaniksu"). In 1981, Kaniksu merged with Gold Securities Corporation, and adopted that company's name. In July of 1995, Gold entered into a reverse merger with EVO Manufacturing, Inc., a company incorporated in the State of New Jersey ("EVO"). The majority owner of EVO, PureTec Corporation ("PureTec"), a publicly held specialty plastics and plastics recycling company, retained ownership of 75% of the outstanding common stock of the Company after completion of the July 1995 reverse merger. EVO was the only operating subsidiary of the combined companies at the time of the July 1995 merger. For accounting purposes, the transaction was treated as the acquisition of Gold by EVO. As a result, the Company's financial statements consist of the results of operations of EVO since its inception in 1994. In February 1996, the Company effected a 0.033-for-1 reverse stock split. All share amounts reflect this split.

     On September 27, 1995, Kidsview, Inc. ("KVI"), a wholly owned subsidiary of the Company, purchased certain assets of Direct Connect International Inc. ("DCI") consisting primarily of a licensed line of toy animals marketed under the trade names ZOO BORNS and TEA BUNNIES.

     In February 1996, the Company acquired substantially all of the assets of Smart Style Industries, Inc. and affiliates (collectively "SSI") in exchange for $1,125,000 cash, a thirty-day promissory note in the amount of $500,000, $1,000,000 in notes payable in quarterly installments with Common Stock of the Company valued at $1,000,000, the assumption of approximately $1,200,000 of liabilities, and warrants to purchase an additional 100,000 shares of Company stock. An additional $1,000,000 will be payable in stock if certain operating results are achieved over the next five years. The Company operates these assets through its wholly owned subsidiaries, Smart Style Acquisition Corp. ("SSA"), Lions Acquisition Corp. and Lions Holding Corp. (collectively "Lions").

     SSA manufactures a varied line of apparel for many age groups and is a major manufacturer of children's raincoats and trench coats. SSA also manufactures men's and boy's pants, shirts, jeans and outerwear. The Wee Willie(Registered) line of SSA includes pants, shirts, vests and jackets for infants, toddlers, sizes 4 to 7 and sizes 8 to 14. In conjunction with this acquisition, the Company has also acquired a license to use the H.W. Carter & Sons' Watch the Wear(Registered) label. This label has been in existence since 1859 and the line includes men's and women's work pants, jackets, shirts, overalls and jean related items. The license agreement provides for a 3% royalty on all sales of the Carter label to be paid to H.W. Carter & Sons, Inc., with a minimum annual payment of $100,000. The initial term of the agreement is for three years with thirty-three options to renew for additional three year periods held by the Company. Carter label sales have constituted approximately 10% of SSI sales.

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

     The Company's business is highly seasonal. The traditional peak periods of the Company's constituent businesses, toys and apparel, are during the fall and winter holiday seasons. The Company's businesses historically have incurred losses during the period reported herein.

     Three months ended June 30, 1996 and 1995

     The Company had net revenues of $2,427,722 for the three months ended June 30, 1996 and $146,642 for the three months ended June 30, 1995. The increase in net revenues is attributable to the Company's acquisitions of the toy lines and apparel business. Net losses for the current three month period are $1,590,715, or $0.31 per share, as compared to net losses of $276, or $-0-per share for the corresponding three-month period of a year ago. The increased losses for the current three month period as compared to the same period of a year ago are primarily the result of the expenditure by the Company of $1,088,059 in advertising and promotion costs compared to $-0-during 1995. This expenditure has been made in anticipation of the Company's expected peak sales periods of the fall and winter holiday seasons.

     Six months ended June 30, 1996 and 1995

     The Company had net revenues of $4,536,213 for the six months ended June 30, 1996 and $244,584 for the six months ended June 30, 1995. The increase in net revenues is attributable to the Company's acquisitions of the toy lines and apparel business. Net losses for the current six month period are $2,294,778, or $0.51 per share, as compared to net losses of $43,614 or $0.02 per share for the corresponding six-month period of a year ago. The increased losses for the current six month period as compared to the same period of a year ago are primarily the result of the expenditure by the Company of $1,356,089 in advertising and promotion costs compared to $-0- during 1995. This expenditure has been made in anticipation of the Company's expected peak sales periods of the fall and winter holiday seasons.

Liquidity and Capital Resources

     The Company had working capital of $968,634 at June 30, 1996, as compared to a working capital deficit of $502,010 at December 31, 1995. The increase is attributable to the cash received as proceeds of the private placements made by the Company, as described below. In 1995 the Company obtained most of its working capital from its parent company, PureTec. During 1995, PureTec contributed to the Company securities and cash with a total value of $2,225,000 in exchange for 2,659,312 shares of Common Stock of the Company, as adjusted for the 0.033-for-1 stock split.

     In February and March of 1996, the Company borrowed an aggregate of $3,000,000 from various outside sources (the "Bridge Lenders"). In exchange the Company has issued to the Bridge Lenders notes (the "Bridge Notes") for the face amount of the loans due May through August 1996. The Bridge

Notes accrue interest at the rate of 8% per annum. In addition, the Company has issued to the Bridge Lenders warrants to purchase a total of 3,700,000 shares of the Company's Common Stock. The exercise price of the warrants is $3.50 per share of stock purchased, and expire five years from the date of issue. In May 1996, the Company borrowed an additional $100,000 on terms identical to the original Bridge Lenders and used those proceeds to repay some of the expiring Bridge Notes. In June 1996, the Company borrowed an additional $50,000 on terms identical to the original Bridge Lenders and used those proceeds to repay some of the expiring Bridge Notes. The remaining Bridge Notes are payable in August 1996.

     In March 1996, the Company offered a maximum of 500,000 Units, each consisting of two shares of the Company's Common Stock, and one Stock Purchase Warrant to acquire one share of the Company's Common Stock in exchange for $3.50, at a purchase price of $5.00 per Unit. The Stock Purchase Warrants will expire five years from the date of issue. As of July 10, 1996, the Company had sold a total of 450,750 Units in this offering for total proceeds of $2,253,750. At present this offering has not been completed, and there can be no assurances that the maximum number of Units offered will be sold.

     In May 1996, the Company offered a maximum of 600,000 Units, each consisting of two shares of the Company's Common Stock, and one Stock Purchase Warrant to acquire one share of the Company's Common Stock in exchange for $3.50, at a purchase price of $5.00 per Unit. The Stock Purchase Warrants will expire five years from the date of issue. As of July 10, 1996, the Company had sold a total of 440,000 Units in this offering for total proceeds of $2,200,000. At present this offering has not been completed, and there can be no assurances that the maximum number of Units offered will be sold.

     As of July 10, 1996, Bridge Lenders have agreed to use $1,800,000 of their loans toward the purchase of the Units in the private placement, as described above. The Company intends to use a portion of the proceeds of the placements to pay off the balance of the $1,200,000 in Bridge Notes and has contributed the remaining proceeds to working capital. There can be no assurances that the placements will be completed in their entirety.

     At June 30, 1996, the Company had loans payable of approximately $260,000 consisting of secured notes to relatives and affiliates of Michael Nafash, CEO, President and a Director of the Company. The notes are due on demand and bear interest at the annual rate of 12%. The notes are secured by shares of PureTec common stock held by the Company.

     In February 1996, SSA entered into a financing agreement with First Factors Corporation whereby SSA may take advances on their uncollected accounts receivable up to a limit of 90%. SSA may overadvance on this facility by up to $500,000. Interest accrues at the prime rate plus 1.0%. At June 30, 1996 there was approximately $275,000 outstanding on the overadvance provision of the financing agreement. This financing agreement was terminated by the Company on July 2, 1996.

     In July 1996, the Company's apparel subsidiaries, SSA and EVO, entered into a financing agreement with Heller Financial, Inc. whereby SSA may take advances on both subsidiaries' uncollected accounts receivable up to a limit of 90%. SSA may overadvance on this facility by up to $1,000,000. Interest accrues at the prime rate plus 1%. Additionally, a fee of 0.75% is due on amounts advanced. The facility can be canceled by either party on sixty days written notice. This facility is collateralized by the accounts receivable of SSA and EVO and guaranteed by the Company. This facility supersedes the facility entered into in February 1996 between the Company and First Factors, Inc. As part of the agreement, Heller Financial has indemnified First
Factors against all outstanding overadvances and uncollected accounts receivable.

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

     In May 1996, Lions refinanced the existing mortgage on its production and warehouse facility located in Gastonia, North Carolina with Branch Bank & Trust Co. The new loan is for $750,000 with interest accruing at the prime rate plus 1.5% payable monthly plus a monthly principal payment of $4,167. On May 1, 1999 there is a balloon payment due of $604,167. At June 30, 1996, there was $745,833 due on this mortgage.

     Net cash used in operations for the six months ended June 30, 1996 was $4,328,580, which primarily reflects the net losses incurred by the Company as well as the increase in inventory associated with the Smart Style acquisition as well as the expanded scope of operations of the Company. The increased losses for the current six month periods as compared to the same period of a year ago are primarily the result of the expenditure by the Company of $1,356,089 in advertising and promotion costs compared to $-0- during 1995. This expenditure has been made in anticipation of the Company's expected peak sales periods of the fall and winter holiday seasons. Cash used by investing activities totaled $1,531,207, consisting primarily of payments for the Smart Style assets acquired. Cash flows from financing activities, consisting of loan proceeds and the proceeds from private placements, less repayment of notes to related parties, totaled $5,925,939.

     Net cash used in operations for the six months ended June 30, 1995 was $89,159. Cash provided by investing activities was $10,075. Cash provided by financing activities was $56,660.

     The Company's statement of cash flows for the three months ended June 30, 1996 reflects cash used in operations of $2,174,685 which is principally the result of the net losses incurred by the Company, the increase in inventory associated with the Smart Style acquisition, as well as the expanded scope of operations of the Company. The increased losses for the current three month period as compared to the same period of a year ago is primarily the result of the expenditure by the Company of $1,088,059 in advertising and promotion costs compared to $-0- during 1995. This expenditure has been made in anticipation of the Company's expected peak sales periods of the fall and winter holiday seasons. Cash used in investing activities was $171,561 which is primarily due to an increase in property and equipment and other assets, net of proceeds of the sale of securities owned by the Company. Cash from financing activities totaled $2,178,607, consisting of the proceeds from private placements, net of repayments of existing notes.

     Net cash used in operations for the three months ended June 30, 1995 was $31,214. Cash provided by financing activities was $15,660.

     While the management of the Company believes it has the necessary working capital to operate the businesses until August 1996 when the $1.1 million in notes issued to the Bridge Lenders comes due, no arrangement for continued financing other than the completion of the private placements is in place.

It is anticipated that a portion of the proceeds of the private placements will be used to repay indebtedness. The Company will require additional working capital in order to continue to operate and expand its businesses. Such additional funding may come from other public or private financial sources, bank financing or combinations thereof. The Company has no current arrangements with respect to any such funding.

     The Company's cash flow is highly seasonal. The traditional peak periods of the Company's constituent businesses, toys and apparel, are during the fall and winter holiday seasons. The current cash flows recorded by the Company are consistent with the historical trends of the Company's newly acquired toy and apparel businesses.


Inflation

     The Company has not been materially affected by the impact of inflation.

                                   PART II
                              OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no known legal proceedings that would have a material effect upon the operations of the Company.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  None.

     (b) On May 9, 1996, the Company filed a Report on Form 8-K/A related to the SSI acquisitions that included (i) complete audited financial statements for SSI for the fiscal years ended December 31, 1995 and 1994, and (ii) pro forma financial information for the Company and subsidiaries as of December 31, 1995.

                       EVOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                  June 30,  December 31,
                                                    1996       1995
                                                ----------- ------------
                                                (unaudited) (Derived from
                                                              audited
                                                             financial
                                                            statements)
                                                ----------- ------------
     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                   $   77,660 $     11,508
     Due from broker                                      0      280,851
     Investments in available-for-sale
       securities                                   451,692      762,119
     Accounts receivable, net                       531,205      183,689
     Inventory                                    3,938,523            0
     Note receivable - related party                      0       15,000
     Prepaid expenses                                17,945            0
                                                ----------- ------------
                                                  5,017,025    1,253,167

PROPERTY AND EQUIPMENT, net                       2,111,560       89,147

GOODWILL, net of accumulated amortization
     of $24,990 and $11,359 respectively.         1,322,631      261,262

LICENSES, net of accumulated amortization
     of $122,024 and $48,810 respectively.          902,976      976,190

OTHER ASSETS                                         66,193            0
                                                ----------- ------------
     TOTAL ASSETS                               $ 9,420,385 $  2,579,766
                                                =========== ============

                       EVOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                  June 30,   December 31,
                                                    1996        1995
                                                -----------  ------------
                                                (unaudited)  (Derived from
                                                               audited
                                                               financial
                                                              statements)
                                                -----------  ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses    $   2,124,899  $    833,177
     Accrued compensation                                 0       112,500
     Loans payable                                1,923,492       809,500
                                              -------------  ------------
     TOTAL CURRENT LIABILITIES                    4,048,391     1,755,177

LONG TERM DEBT                                      891,629             0

STOCKHOLDERS' EQUITY
     Common stock, no  par value
     50,000,000 shares authorized;
     3,599,553 shares issued at
     December 31, 1995, stated at                         0     3,392,035

     Common stock, $.01  par value
     50,000,000 shares authorized;
     6,312,290 shares issued at
     June 30, 1996.                                  63,123             0

     Additional paid-in capital                   8,956,452             0
     Deficit                                     (4,239,268)   (1,944,490)
     Unrealized holding loss on
       securities available-for-sale               (299,942)     (622,956)
                                              -------------  ------------
     TOTAL STOCKHOLDERS' EQUITY                   4,480,365       824,589
                                              -------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                   $   9,420,385  $  2,579,766
                                              =============  ============

                       EVOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   SIX MONTHS    SIX MONTHS     THREE MONTHS   THREE MONTHS
                                                     JUNE 30        JUNE 30        JUNE 30       JUNE 30
                                                      1996           1995           1996          1995
                                                  -----------    -----------    -----------    -----------
REVENUES                                          $ 4,536,213    $   244,584    $ 2,427,722    $   146,642

COSTS AND EXPENSES:
  Cost of sales                                     2,897,887        165,514      1,519,742         86,922
  Selling, general and administrative               2,091,397        105,949      1,255,996         43,261
  Advertising & Promotion                           1,356,089              0      1,088,059              0
  Amortization expense                                 86,846              0         43,423              0
                                                  -----------    -----------    -----------    -----------
                                                    6,432,219        271,463      3,907,220        130,183
                                                  -----------    -----------    -----------    -----------
OPERATING LOSS                                     (1,896,006)       (26,879)    (1,479,498)        16,459

OTHER
  Interest expense                                    109,213              0         69,672              0
  Loss on sale of securities of parent                289,559         16,735         41,545         16,735
                                                  -----------    -----------    -----------    -----------
                                                      398,772         16,735        111,217         16,735
                                                  -----------    -----------    -----------    -----------
NET LOSS                                          $(2,294,778)   $   (43,614)   $(1,590,715)   $      (276)
                                                  ===========    ===========    ===========    ===========

NET LOSS PER SHARE                                $     (0.51)   $     (0.02)   $     (0.31)   $     (0.00)
                                                  ===========    ===========    ===========    ===========
Weighted average number of shares of common
  stock outstanding                                 4,522,603      2,603,806      5,194,142      3,262,089
                                                  ===========    ===========    ===========    ===========

                       EVOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                      SIX MONTHS    SIX MONTHS   THREE MONTHS    THREE MONTHS
                                                        JUNE 30       JUNE 30       JUNE 30        JUNE 30
                                                         1996          1995          1996           1995
                                                   ------------     ----------   ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $ (2,294,778)    $  (43,614)  $ (1,590,715)   $      (276)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                         108,158              0         54,079              0
  Loss on sale of securities                            289,559              0         41,545              0
  Changes in noncash current assets and
  liabilities, net of effects of businesses
  acquired and noncash transactions:
  (Increase) decrease in assets:
       Accounts receivable                             (347,516)       (42,951)       214,065        (14,050)
       Inventory                                     (2,350,351)       (50,000)    (1,499,737)       (50,000)
       Prepaid expenses                                 (17,945)        (3,434)        28,154         (3,434)
  (Decrease) Increase  in liabilities
       Accounts payable and accrued expenses            241,364         50,840        534,995         36,546
                                                   ------------     ----------   ------------    -----------
  Total adjustments                                  (2,076,731)       (45,545)      (626,899)       (30,938)
                                                   ------------     ----------   ------------    -----------
  Net cash used in operating activities              (4,371,509)       (89,159)    (2,217,614)       (31,214)

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment                  (480,148)        (5,964)      (261,019)             0
  Payments for businesses acquired, net of cash
  acquired and including other cash
  payments associated with the acquisitions          (1,625,000)             0              0              0
  Decrease in due from broker                           280,851              0              0              0
       Investments in available-for-
       sale securities                                   42,929              0         42,929              0
  Proceeds from available-for-sale securities           344,283         16,989        138,547              0
  Decrease in note receivable - officer                  15,000              0              0              0
  Increase in other assets                              (66,193)          (950)       (49,089)             0
                                                   ------------     ----------   ------------    -----------
  Net cash (used in) provided by investing
  activities                                         (1,488,278)        10,075       (128,632)             0
                                                   ------------     ----------   ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment to related party                           (550,000)             0       (100,000)             0
  Proceeds from additional financing,
  net of repayments                                   2,023,399         56,660       (373,933)        15,660
  Sale of Private Placements                          4,452,540              0      2,652,540              0
                                                   ------------     ----------   ------------    -----------

  Net cash provided by financing activities           5,925,939         56,660      2,178,607         15,660
                                                   ------------     ----------   ------------    -----------
Net increase (decrease) in cash                          66,152        (22,424)      (167,639)       (15,554)
Cash and cash equivalents at beginning
of period                                                11,508         22,713        245,299         15,843
                                                   ------------     ----------   ------------    -----------
Cash and cash equivalents at end of period         $     77,660     $      289   $     77,660    $       289
                                                   ============     ==========   ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                         109,213              0         69,672              0
       Income taxes                                           0              0              0              0
  Non cash investing and financing activities:
  Conversion of notes payable to common stock         1,800,000              0              0              0
  Shares issued for business acquired                 1,175,000              0              0              0

                       EVOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                 COMMON SHARES
                                        ----------------------------------------------------    ADDITIONAL
                                         Common,      Common,        Common                       PAID-IN
                                        $ 10 Par      No Par        $.01 par       Amount         CAPITAL
                                        --------    -----------    -----------   -----------    -----------
Balance, December 31, 1994                 1,000           --             --     $    10,000    $   865,000
Issuance of stock to parent                  850           --             --           8,500      1,916,500
Surrender of stock                          (200)          --             --          (2,000)         2,000
Capital contribution                        --             --             --            --          300,000
Merger with Gold Securities, Inc.         (1,650)     3,550,053           --       3,300,535     (3,083,500)
Issuance of stock in connection
   with asset acquisition                   --           49,500           --          75,000           --
Unrealized holding loss on
    available-for-sale securities           --             --             --            --             --
Net loss                                    --             --             --            --             --
                                        --------    -----------    -----------   -----------    -----------
Balance, December 31, 1995                  --        3,599,553           --       3,392,035           --
Adjustment for reverse split                              6,231
Merger with Evolution's, Inc.
    a Delaware Company                      --       (3,605,790)     3,605,790    (3,355,977)     3,355,977
Issuance of common shares
   in connection with acquisitions          --             --          845,000         8,450      1,166,550
Issuance of common shares
   in payment of accrued bonuses                                       125,000         1,250        111,250
Private placements                          --             --        1,736,500        17,365      4,322,675
Change in unrealized loss on
    available-for-sale securities
Net loss                                    --             --             --            --             --
                                        --------    -----------    -----------   -----------    -----------
Balance, June 30, 1996                      --             --        6,312,290   $    63,123    $ 8,956,452
                                        ========    ===========    ===========   ===========    ===========

                                                    Unrealized
                                                     LOSS ON
                                                   AVAILABLE-FOR-      TOTAL
                                                       SALE         STOCKHOLDERS'
                                      (DEFICIT)      SECURITIES        EQUITY
                                      ---------      ----------        ------
Balance, December 31, 1994           $  (341,538)   $   (70,394)   $   463,068
Issuance of stock to parent                 --             --        1,925,000

Surrender of stock                          --             --             --
Capital contribution                        --             --          300,000
Merger with Gold Securities, Inc.           --             --          217,035
Issuance of stock in connection
   with asset acquisition                   --             --           75,000
Unrealized holding loss on
    available-for-sale securities           --         (552,562)      (552,562)
Net loss                              (1,602,952)          --       (1,602,952)
                                     -----------    -----------    -----------

Balance, December 31, 1995            (1,944,490)      (622,956)       824,589
Adjustment for reverse split
Merger with Evolution's, Inc.
    a Delaware Company                      --             --             --
Issuance of common shares
   in connection with acquisitions          --             --        1,175,000
Issuance of common shares
   in payment of accrued bonuses                                       112,500
Private placements                          --             --        4,340,040
Change in unrealized loss on
    available-for-sale securities                       323,014        323,014
Net loss                              (2,294,778)          --       (2,294,778)
                                     -----------    -----------    -----------
Balance, June 30, 1996               $(4,239,268)   $  (299,942)   $ 4,480,365
                                     ===========    ===========    ===========

                      EVOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)
                                 JUNE 30 1996


  1. The balance sheet as of June 30, 1996 and the statements of operations and statements of cash flows for the six months and three months ended June 30, 1996 and June 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and June 30, 1995 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements of Evolutions, Inc. and subsidiaries for the year ended December 31, 1995. The results of operations for the six months and three months ended June 30, 1996 and June 30, 1995 are not necessarily indicative of the operating results for the full year.

  2.  Inventories consist of the following:

                                June 30, 1996     Dec.31, 1995

               Raw Materials    $   500,000       $     -
               Work-in-process    1,000,000             -
               Finished goods     2,438,523             -
                                -----------       -----------
                                $ 3,938,523       $     -
                                ===========       ===========

      The inventory is valued using the gross profit method.

  3.  Income Taxes:

      At June 30, 1996, the Company has a 100% valuation allowance against the deferred income tax asset related to net operating loss carryforwards ($1,915,000).

  4.  Industry Segments:

      The company operates in two industry segments, clothing and toys. Information concerning the Company's business segments for the six months ended June 30, 1996 is as follows:

                            Clothing        Toys     Corporate    Consolidated
                            ---------------------------------------------------
      Revenues              $2,184,224   $2,351,989          $0   $4,536,213

      Operating loss        $  559,318   $1,097,669    $239,019   $1,896,006
      Identifiable assets   $5,297,886   $1,316,625  $2,805,874   $9,420,385
      Depreciation and
        amortization           $15,131      $93,027          $0     $108,158
      Capital expenditures     $51,569     $349,655          $0     $401,224

      The Company's line of toy animals is manufactured in Asia.

                          EVOLUTIONS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)
                                    JUNE 30 1996


  5.  Business Acquisitions:

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

  6.  Bridge Financing:

      In February and March 1996, the Company borrowed an aggregate of $3,000,000 from various outside sources (the "Bridge Lenders"). In exchange the Company issued to the Bridge Lenders notes (the "Bridge Notes") for the face amount of the loans due May through August 1996. The Bridge notes accrue interest at the rate of 8% per annum. In addition, the Company has issued to the Bridge Lenders warrants to purchase a total of 3,700,000 shares of the Company's Common Stock. The exercise price of the warrants is $3.50 per share of stock purchased, and expire five years from the date of issue. In May 1996, the Company borrowed an additional $100,000 on terms identical to the original Bridge Lenders and used those proceeds to repay some of the expiring Bridge Notes. In June, the Company borrowed an additional $50,000 on terms identical to the original Bridge Lenders and used those proceeds to repay some of the expiring Bridge Notes. The remaining Bridge Notes are payable in August 1996.

                      EVOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)
                                 JUNE 30 1996

  7.  Private Placement:

      In March 1996, the Company commenced a private placement of its securities. The placement consists of 500,000 Units at a purchase price of $5.00 per Unit. Each Unit consists of two shares of common stock and one warrant to purchase a share of common stock at an exercise price of $3.50. As of July 10, 1996, the Company had received $2,253,750 of funds. Of the funds received, $1,800,000 are from conversions of Bridge Notes into the private placement and the balance are direct investments into the private placement.

      In May 1996, the Company commenced a second private placement of its securities. The placement consists of 600,000 Units at a purchase price of $5.00 per Unit. Each Unit consists of two shares of common stock and one warrant to purchase a share of common stock at an exercise price of $3.50. As of July 10, 1996, the Company had received $2,200,000 of funds. Of the funds received, $100,000 had been used for the repayment of Bridge Notes, and the balance has been used for working capital.

  8.  Financing Activities:

      In February 1996, the Company's apparel subsidiary, Smart Style Acquisition Corp., (SSA) entered into a financing agreement with First Factors Corporation. This facility was terminated on July 2, 1996.

      In July 1996, the Company's apparel subsidiaries, Smart Style Acquisition Corp., (SSA) and EVO Manufacturing, Inc. (EVO) entered into a financing agreement with Heller Financial, Inc, whereby SSA may take advances on both subsidiaries uncollected accounts receivable up to a limit of 90%. SSA may overadvance on this facility by up to $1,000,000. Interest accrues at the prime rate plus 1%. Additionally, a fee of 0.75% is due on amounts advanced. The facility can be canceled by either party on 60 days written notice. This facility is collateralized by the accounts receivable of SSA and EVO, the finished goods inventory of SSA and EVO and guaranteed by the Company. This facility supersedes the facility entered into in February, 1996 between the company and First Factors, Inc. As part of the agreement, Heller Financial, Inc. has indemnified First Factors against all outstanding overadvances and uncollected accounts receivable.

                          EVOLUTIONS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)
                                    JUNE 30 1996



  8.  Financing Activities - cont'd:

      In April 1996, the Company's toy subsidiary, Kidsview, Inc. (KVI) entered into a financing agreement with Heller Financial, Inc. whereby KVI may take advances on uncollected accounts receivable up to a limit of 85%. Interest accrues on moneys advanced at the prime rate plus 2%. Additionally, a fee of 1% is due on amounts advanced. This facility is collateralized by the accounts receivable and domestic inventory of KVI and also guaranteed by the Company and PureTec Corporation.

      On May 1, 1996, the Company refinanced the existing mortgage on its manufacturing plant in Gastonia, North Carolina. The $750,000 loan bears interest at the Bank's Prime Rate plus 1.5%, payable monthly. The term is for 35 months, with a principal payment of $4,166.67 due monthly beginning June 1, 1996, and a balloon at May 1, 1999 of $604,166.55. The loan is collateralized by the property and guaranteed by the Company.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          EVOLUTIONS, INC.

                          /s/ Michael Nafash
                          -----------------------------------
                          By: Michael Nafash
                          President and Chief Financial Officer


Date: July 22, 1996