Form 10-Q
period 1996-09-30
EVOLUTIONS INC
filed 1996-11-01
CIK 1009326

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  --------------------------------------------


(Mark one)
|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________


                         Commission File Number 0-27788

                                EVOLUTIONS, INC.
             (exact name of registrant as specified in its charter)

            DELAWARE                               22-3420712
   (State of Incorporation)             (I.R.S. Employer Identification No.)

                266 Harristown Road, Glen Rock, New Jersey 07452
              (Address of principal executive offices and zip code)

                                 (201) 493-9595
              (Registrant's telephone number, including area code)

                  --------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As  of  October  25,  1996,  there  were  6,371,389   shares*  of  Common  Stock
outstanding.

*  Reflects the 0.033-for-1 stock split of February 1996



--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

   See pages F-1 through F-10.

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

   In February 1996, the Company acquired substantially all of the assets of Smart Style Industries, Inc. and affiliates (collectively "SSI") in exchange for $1,125,000 cash, a thirty-day promissory note in the amount of $500,000, $1,000,000 in notes, payable in quarterly installments with Common Stock of the Company valued at $1,000,000, the assumption of approximately $1,200,000 of liabilities, and warrants to purchase an additional 100,000 shares of Company stock. An additional $1,000,000 will be payable in stock if certain operating results are achieved over the next five years. The Company operates these assets through its wholly owned subsidiaries, Smart Style Acquisition Corp. ("SSA"), Lions Acquisition Corp. and Lions Holding Corp. (collectively "Lions").

     SSA manufactures a varied line of apparel for many age groups and is a major manufacturer of children's raincoats and trench coats. SSA also manufactures men's and boy's pants, shirts, jeans and outerwear. The Wee Willie (Registered Trademark) line of SSA includes pants, shirts, vests and jackets for infants, toddlers, sizes 4 to 7 and sizes 8 to 14. In conjunction with this acquisition, the Company has also acquired a license to use the H.W. Carter & Sons' Watch the Wear (Registered Trademark) label. This label has been in existence since 1859 and the line includes men's and women's work pants, jackets, shirts, overalls and jean related items. The license agreement provides for a 3% royalty on all sales of the Carter label to be paid to H.W. Carter & Sons, Inc., with a minimum annual payment of $100,000. The initial term of the agreement is for three years with thirty-three options to renew for additional three year periods held by the Company. Carter label sales have constituted approximately 10% of SSI sales.

Results of Operations

   The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere herein. In July 1995, Gold and EVO consummated a reverse merger. For accounting purposes, the transaction was treated as the acquisition of Gold by EVO. As a result, the Company's financial statements consist of the results of operations of EVO since its inception in 1994.

   The Company's business is highly seasonal. The traditional peak periods of the Company's constituent businesses, toys and apparel, are during the fall, winter and spring holiday seasons. The Company primarily ships toys from July through March and apparel from August through March. These have been the trends in the past and management foresees no reason why these trends will not continue into the foreseeable future.

   Three months ended September 30, 1996 and 1995

   The Company had net revenues of $7,748,605 for the three months ended September 30, 1996 and $43,705 for the three months ended September 30, 1995. Net income for the current three month period is $282,409, or $0.04 per share, as compared to a net loss of $80,479, or $0.15 per share for the corresponding three month period of a year ago. The results are impacted by the loss on the sale of its PureTec stock of $229,918, or $.03 per share, for the three months ended September 30, 1996. The increase in net revenues and net income is attributable to the Company's acquisitions of the toy and apparel businesses and the Company's efforts to expand its apparel lines. The three month period ending September includes the start of the peak seasons for both of the Company's businesses.

   Nine months ended September 30, 1996 and 1995

   The Company had net revenues of $12,284,818 for the nine months ended September 30, 1996 and $309,910 for the nine months ended September 30, 1995. The increase in net revenues is attributable to the Company's acquisitions of the toy and apparel businesses. The net loss for the current nine month period is $2,012,369, or $0.39 per share, as compared to a net loss of $168,787 or $0.46 per share for the corresponding nine month period of a year ago. The increased losses for the current nine month period as compared to the same period of a year ago are the results of expenditures by the Company for advertising and promotion, the increased selling, general and administrative costs associated with the acquisition of the toy and apparel businesses and the losses incurred on the sale of its PureTec stock.

Liquidity and Capital Resources

   The Company had working capital of $1,783,936 at September 30, 1996, as compared to a working capital deficit of $502,010 at December 31, 1995. The increase is attributable to the Company's acquisition of the toy and apparel businesses which were achieved through the financing arrangements described below. In 1995, the Company obtained most of its working capital from its parent company, PureTec. During 1995, PureTec contributed to the Company securities and cash with a total value of $2,225,000 in exchange for 2,659,312 shares of Common Stock of the Company, as adjusted for the 0.033-for-1 stock split.

     In February and March of 1996, the Company borrowed an aggregate of $3,000,000 from various outside sources (the "Bridge Lenders"). In exchange, the Company issued to the Bridge Lenders notes (the "Bridge Notes") for the face amount of the loans due May through August 1996. The Bridge Notes accrue interest at the rate of 8% per annum. In addition, the Company has issued to the Bridge Lenders warrants to purchase a total of 3,700,000 shares of the Company's Common Stock. The exercise price of the warrants is $3.50 per share of stock purchased, and expire five years from the date of issue. In May 1996, the Company borrowed an additional $100,000 on terms identical to the original Bridge Notes and used those proceeds to repay some of the expiring Bridge Notes. In June 1996, the Company borrowed an additional $50,000 on terms identical to the original Bridge Notes and used those proceeds to repay some of the expiring Bridge Notes. As of September 30, 1996, the Company had $850,000 of Bridge Notes outstanding.

     In October 1996, $100,000 of Bridge Notes were converted into the private placement, as fully described below, and, in addition, the Company converted $400,000 of Bridge Notes into a Convertible Note bearing interest at 8%. The terms allow the holder to convert the Convertible Note into the private placement until the due date on April 22, 997. The balance of the Bridge Notes totaling $350,000 have been converted into Demand Notes.

     In March 1996, the Company offered a private placement of its securities. The placement consists of 500,000 Units at a purchase price of $5.00 per Unit. Each unit consists of two shares of the Company's Common Stock, and one Stock Purchase Warrant to acquire one share of the Company's Common Stock at an exercise price of $3.50. The Stock Purchase Warrants will expire five years from the date of issue. As of October 29, 1996, the Company had sold a total of 475,750 Units in this offering for total proceeds of $2,378,750. Of the funds received, $1,900,000 are from the conversion of Bridge Notes into the private placement and the balance are direct investments into the private placement. At present this offering has not been completed, and there can be no assurances that the maximum number of Units offered will be sold.

   In May 1996, the Company commenced a second private placement of its securities. The placement consists of 600,000 Units, each consisting of two shares of the Company's Common Stock, and one Stock Purchase Warrant to acquire one share of the Company's Common Stock in exchange for $3.50, at a purchase price of $5.00 per Unit. The Stock Purchase Warrants will expire five years from the date of issue. As of October 29, 1996, the Company had sold a total of 440,000 Units in this offering for total proceeds of $2,200,000. Of the funds received, $100,000 had been used for the repayment of Bridge Notes, and the balance has been used for working capital. At present this offering has not been completed, and there can be no assurances that the maximum number of Units offered will be sold.

   At September 30, 1996, the Company had loans payable of approximately $120,000 consisting of secured notes to relatives and affiliates of Michael Nafash, CEO, President and a Chairman of the Company. The notes are due on demand and bear interest at 12% per annum. The notes are secured by shares of PureTec common stock and other marketable securities held by the Company.

  In February  1996,  SSA entered into a financing  agreement with First Factors
Corporation whereby SSA may take advances on their uncollected accounts receivable up to a limit of 90%. This facility was terminated by the Company on July 2, 1996. In July 1996, the Company's apparel subsidiaries, SSA and EVO, entered into a financing agreement with Heller Financial, Inc. whereby SSA may take advances on both subsidiaries' uncollected accounts receivable up to a limit of 90%. SSA may over advance on this facility by up to $1,000,000. Interest accrues at the prime rate plus 1%. Additionally, a fee of 0.75% is due on invoices assigned. The facility can be canceled by either party on sixty days written notice. This facility is collateralized by the accounts receivable and finished goods inventory of SSA and EVO and guaranteed by the Company. This facility supersedes the facility entered into in

February  1996  between  the  Company  and First  Factors,  Inc.  As part of the
agreement,   Heller   Financial  has  indemnified   First  Factors  against  all
outstanding overadvances and uncollected accounts receivable.

   In April 1996, KVI entered into a financing agreement with Heller Financial, Inc. whereby KVI may take advances on uncollected accounts receivable up to a limit of 85%. Interest accrues on monies advanced at the prime rate plus 2%. Additionally, a fee of 1% is due on invoices assigned. This facility is secured by the accounts receivable and domestic inventory of KVI and also guaranteed by the Company.

     In May 1996, the Company refinanced the existing mortgage on its production and warehouse facility located in Gastonia, North Carolina with Branch Bank & Trust Co. The $750,000 loan bears interest at the prime rate plus 1.5% payable monthly. The term is for 35 months, with principal payments of $4,166.67 due monthly beginning June 1, 1996, and a balloon payment at May 1, 1999 of $604,166.55. The loan is collateralized by the property and guaranteed by the Company.

     On August 15, 1996, the Company issued convertible debentures in a principal amount of $250,000. The debentures carry an interest rate of 3.0% and are due on December 31, 1996. These debentures are convertible, on or after September 24, 1996, into Common Stock at a rate equal to 67% of the average bid and ask price on the date of conversion. The funds raised through this financing was exclusively used for the repayment of the Bridge Notes. On September 29, 1996, $50,000 of the proceeds was converted into 21,322 shares of the Company's Common Stock.

     Net cash used in operations for the nine months ended September 30, 1996 was $4,539,291, which primarily reflects the net loss incurred by the Company and the increase in inventory, partially offset by the increase in accounts payable as the Company moves into its peak season for both its businesses. The increased loss for the current nine month period as compared to the same period of a year ago is primarily the result of advertising and promotion costs, selling, general and administrative costs related to the acquisitions of the toy and apparel businesses and the losses incurred on the sale of the Company's PureTec stock. Cash used by investing activities totaled $1,563,124, and consists primarily of payments for the Smart Style acquisition. Cash provided by financing activities of $6,556,695 consists primarily of loan proceeds and the proceeds from private placements which is offset by repayments of notes to related parties.

   Net cash used in operations for the nine months ended September 30, 1995 was $177,071 and consisted primarily of the Company's net loss for the period. Cash used by investing activities was $1,112,856 which was comprised primarily of the note receivable. Cash provided by financing activities was $1,271,000 and consisted primarily of the loan from related party.

     While the management of the Company believes it has the necessary working capital to operate the businesses until April 1997 when the $400,000 in principal amount of convertible notes comes due, no arrangement for continued financing other than the completion of the private placements is in place. It is anticipated that a portion of the private placements will be used to repay indebtedness. The Company will require additional working capital in order to continue to operate and expand its businesses. Such additional funding may come from other public or private financial sources, bank financing or combinations thereof. The Company has no current commitments with respect to any such funding.

   The Company's cash flow is highly seasonal. The traditional peak periods of the Company's constituent businesses, toys and apparel, occur during the fall, winter and spring holiday seasons. The current cash flows recorded by the Company are consistent with the historical trends of the Company's newly acquired toy and apparel businesses.

Inflation

   The Company has not been materially affected by the impact of inflation.

                       EVOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                            September 30,  December 31,
                                                1996           1995
                                             -----------   ------------
                                             (unaudited)    (Derived from
                                                           audited financial
                                                             statements)
                                             -----------    ------------
       ASSETS
       ------
CURRENT ASSETS
       Cash and cash equivalents             $    465,788    $   11,508
       Due from broker                                  0       280,851
       Investments in available-for-sale
          securities                              184,715       762,119
       Accounts receivable, net                   980,408       183,689
       Due from factor                            431,176             0
       Inventory                                6,694,339             0
       Note receivable - related party                  0        15,000
       Prepaid expenses                           101,764             0
                                               -----------  ------------
                                                8,858,190     1,253,167

PROPERTY AND EQUIPMENT, net                     2,325,585        89,147

GOODWILL, net of accumulated amortization
       of $52,806 and $11,359 respectively.     1,294,815       261,262

LICENSES, net of accumulated amortization
       of $158,631 and $48,810 respectively.      966,369       976,190

OTHER ASSETS                                       38,693             0

                                               -----------  ------------
       TOTAL ASSETS                          $ 13,483,652   $ 2,579,766
                                               ===========  ============

                  EVOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS



                                            September 30, December 31,
                                                1996         1995
                                             -----------   ------------
                                             (unaudited)   (Derived from
                                                           audited financial
                                                            statements)
                                             -----------    ------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES
       Accounts payable                      $  4,532,342    $  833,177
       Accrued expenses                           482,113             0
       Accrued compensation                             0       112,500
       Convertible debentures                     200,000             0
       Loans payable                            1,859,799       809,500
                                               -----------  ------------
       TOTAL CURRENT LIABILITIES                7,074,254     1,755,177

LONG TERM DEBT                                  1,256,077             0

STOCKHOLDERS' EQUITY
       Common stock, no  par value
       50,000,000 shares authorized;
       3,599,553 shares issued at
       December 31, 1995, stated at                     0     3,392,035

       Common stock, $.01  par value
       50,000,000 shares authorized;
       6,360,389 shares issued at
       September 30, 1996.                         63,604             0

       Additional paid-in capital               9,075,971             0
       Deficit                                 (3,956,862)   (1,944,490)
       Less: Treasury stock                        (3,950)            0
       Unrealized holding loss on securities
           available-for-sale                     (25,442)     (622,956)
                                               -----------  ------------
       TOTAL STOCKHOLDERS' EQUITY               5,153,321       824,589
                                               -----------  ------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                              $   13,483,652   $ 2,579,766
                                              ===========   ============

                       EVOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                       NINE MONTHS    NINE MONTHS    THREE MONTHS   THREE MONTHS
                       SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30
                           1996           1995           1996           1995
                       ------------   ------------   ------------   ------------

REVENUES               $12,284,818    $   309,910    $ 7,748,605    $    43,705

COST OF SALES            8,000,717        229,822      5,102,830         46,140
                         ---------      ---------      ---------      ---------

GROSS PROFIT (LOSS)      4,284,101         80,088      2,645,775         (2,435)

COSTS AND EXPENSES:
   Selling, general
    and administrative   3,382,703        188,301      1,291,306         49,023
   Advertising &
    Promotion            1,928,086              0        571,997              0
   Amortization expense    151,268              0         64,422              0
                         ---------      ---------      ---------      ---------
                         5,462,057        188,301      1,927,725         49,023
                         ---------      ---------      ---------      ---------

OPERATING(LOSS)INCOME   (1,177,956)      (108,213)       718,050        (51,458)

OTHER EXPENSES(INCOME)
    Interest expense       314,939         37,794        205,726         21,227
    Loss on sale of
     securities            519,477         49,697        229,918          7,794
    Interest income              0        (26,917)             0              0
                          --------      ----------      --------       ---------
                           834,416         60,574        435,644         29,021
                          --------      ----------      --------       --------

NET (LOSS) INCOME     $ (2,012,372)    $ (168,787)     $ 282,406      $ (80,479)
                      ============      ==========     =========      =========
NET (LOSS) INCOME
 PER SHARE            $      (0.39)    $    (0.46)     $    0.04      $   (0.15)
                      =============     ==========     =========      =========
Weighted average
 number of shares
 of common stock
 outstanding             5,125,601         369,017     6,318,489        522,757
                         =========      ==========     =========       =========

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                            COMMON SHARES
                              -----------------------------------------
                                Common,     Common,     Common
                               $ 10 Par     No Par     $.01 par      Amount
                               --------    ---------   ---------    --------
Balance,
 December 31, 1994               1,000         -           -         $10,000
Issuance of stock to
 parent                            850         -           -           8,500
Surrender of stock                (200)        -           -          (2,000)
Capital contribution                -          -           -             -
Merger with Gold
 SecuritieS, Inc.               (1,650)   3,550,053        -       3,300,535
Issuance of stock in
 connection with asset
 acquisition                        -        49,500        -          75,000
Unrealized holding loss
 on available-for-sale
 securities                         -         -            -             -
Net loss                            -         -            -             -
                             ---------------------------------------------------
Balance, December 31, 1995         -      3,599,553        -       3,392,035
Adjustment for reverse split       -          7,641        -             -
Merger with Evolution's,
 Inc.a Delaware Company            -     (3,607,200)  3,607,200   (3,355,977)
Issuance of common shares
 in connection with
 acquisitions                      -         -          845,000        8,450
Issuance of common shares
 in payment of accrued
 bonuses                           -         -          125,000        1,250
Private placements                 -         -        1,764,500       17,545
Convertible Debentures             -         -           21,322          213
Misc. adjustments                  -         -             -              88
 available-for-sale
 securities                        -         -             -             -
Repurchase of shares               -         -           (2,633)         -
Net loss                           -         -             -             -
                         ------------------------------------------------------
Balance,
September 30, 1996                 -         -        6,360,389       63,604
                         ======================================================

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                     UNREALIZED LOSS
                     ADDITIONAL                       ON AVAILABLE-    TOTAL
                      PAID-IN              TREASURY    FOR-SALE    STOCKHOLDERS'
                      CAPITAL     (DEFICIT)  STOCK     SECURITIES      EQUITY
                        --------------------------------------------------------
Balance,
 December 31, 1994      865,000   (341,538)     -        (70,394)      463,068
Issuance of stock
 to parent              1,916,500       -        -            -       1,925,000
Surrender of stock          2,000       -        -            -           -
Capital contribution      300,000       -        -            -         300,000
Merger with Gold
 Securities, Inc.      (3,083,500)      -        -            -         217,035
Issuance of stock in
 connection with asset
 acquisition                 -          -        -            -          75,000
Unrealized holding
 loss on available-
 for-sale securities         -          -        -       (552,562)     (552,562)
Net loss                     -    (1,602,952)    -           -       (1,602,952)
                        --------------------------------------------------------
Balance,
 December 31, 1995           -    (1,944,490)    -       (622,956)      824,589
Adjustment for reverse
 split                       -         -         -           -              -
Merger with Evolution's,
 Inc. a Delaware
 Company                 3,355,977     -         -           -              -
Issuance of common
 shares in connection
 with acqusition         1,166,550     -         -           -        1,175,000
Issuance of common
 shares in payment
 of accrued bonuses        111,250     -         -           -          112,500
Private placements       4,392,495     -         -           -        4,410,040
Convertible Debentures      49,787     -         -           -           50,000
Misc. adjustments              (88)    -         -           -              -
Change in unrealized
 loss on available-
 for-sale securties           -        -         -         597,514      597,514
Repurchase of shares          -        -        (3,950)      -           (3,950)
Net loss                      -    (2,012,372)   -           -       (2,012,372)
                        --------------------------------------------------------
Balance,
 September 30, 1996     9,075,971  (3,956,862)  (3,950)    (25,442)   5,153,321
                        ========================================================

                       EVOLUTIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                NINE MONTHS         NINE MONTHS
                                                SEPTEMBER 30        SEPTEMBER 30
                                                    1996               1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                       $(2,012,372)        $  (168,787)
Adjustments to reconcile net loss to net
cash used in operating activities:
     Depreciation and amortization                 257,952               3,146
     Loss on sale of securities                    519,477              49,697
     Changes in noncash current
      assets and liabilities, net
      of effects of businesses
      acquired and noncash transactions:
        (Increase) decrease in assets:
            Accounts receivable                   (796,719)            (21,077)
            Due from contractor                          0              (1,331)
            Due from factor                       (431,176)                  0
            Inventory                           (5,106,167)            (50,000)
            Prepaid expenses                      (101,764)             (3,000)
        (Decrease) Increase in liabilities
            Accounts payable                     2,761,865              14,281
            Accrued expenses                       369,613                   0
                                                -----------          ----------
        Total adjustments                       (2,526,919)             (8,284)
                                                -----------          ---------
        Net cash (used in) operating
         activities                             (4,539,291)           (177,071)
                                                -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Additions to property and equipment       (735,579)             (5,965)
        Payments for businesses acquired,
         net of cash acquired and
         including other cash payments
         associated with the acquisitions       (1,625,000)                  0
        Decrease in due from broker                280,851                   0
        Increase in goodwill                             0             (75,000)
        Purchase of license                       (100,000)                  0
        Investments in available-for-sale-
         securities                                 42,929                   0
        Proceeds from available-for-sale
         securities                                628,818              97,148
        Purchases of available-for-sale
         securities                                      0              (4,000)
        Decrease in note receivable - officer       15,000                   0
        Increase in notes receivable                     0          (1,146,000)
        Increase in cash from acquisitions               0              20,011
        Increase in other assets                   (66,193)                950
                                                ----------          ----------
        Net cash (used in)investing
         activities                            $(1,559,174)        $(1,112,856)
                                                -----------          ---------

                         EVOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                NINE MONTHS        NINE MONTHS
                                                SEPTEMBER 30       SEPTEMBER 30
                                                    1996               1995

CASH FLOWS FROM FINANCING ACTIVITIES
        Increase in loans payable              $         0        $    175,000
        Loans from related parties                       0             796,000
        Repayment to related parties              (665,781)                  0
        Proceeds from additional
         financing, net of repayments            2,449,936                   0
        Issuance of convertible
         debentures, net of conversions            200,000                   0
        Purchase of treasury stock                  (3,950)                  0
        Proceeds from issuance of stock                  0             300,000
        Sale of Private Placements               4,572,540                   0
                                                  --------           ---------
        Net cash provided by financing
         activities                              6,552,745           1,271,000
                                                  --------           ---------

Net increase (decrease) in cash                    454,280             (18,927)
Cash and cash equivalents at beginning
 of period                                          11,508              22,713
                                                   -------           ---------
Cash and cash equivalents at end of period    $    465,788         $     3,786
                                               ===========         ===========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
             Interest                         $   272,254           $       0
             Income taxes                               0                   0
        Non cash investing and financing activities:
            Conversion of notes payable
             to common stock                    1,800,000                   0
            Shares issued for business acquired 1,175,000                   0

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                SEPTEMBER 30 1996


         1. The balance sheet as of September 30, 1996 and the statements of operations and statements of cash flows for the nine months and three months ended September 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made.

                     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements of Evolutions, Inc. and subsidiaries for the year ended December 31, 1995. The results of operations for the nine months and three months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

         2.          Inventories consist of the following:
                     -------------------------------------

                                              Sept. 30, 1996      Dec.31, 1995
                                            -----------------   ----------------


                       Raw Materials          $ 1,623,523          $      -
                       Work-in-process          2,159,796                 -
                       Finished goods           2,911,020                 -
                                            -----------------   ----------------
                                              $ 6,694,339          $      -
                                            =================   ================

                     The inventory is valued using the gross profit method.


         3.          Income Taxes:
                     ---------------------------------------
                     At September 30, 1996, the Company has a 100% valuation allowance against the deferred income tax asset related to net operating loss carryforwards ($1,915,000).


         4.          Industry Segments:
                     ---------------------------------------
                     The company operates in two industry segments, apparel and toys. Information concerning the Company's business segments for the nine months ended September 30, 1996 is as follows:

                                  Apparel       Toys    Corporate  Consolidated
                                 -----------------------------------------------
             Revenues            $6,000,354  $6,284,464         $0  $12,284,818
             Operating loss        $338,946    $641,285   $197,725   $1,177,956
             Identifiable assets $8,296,200  $3,286,131 $1,901,321  $13,483,652
             Depreciation and
              amortization          $67,966     $59,718   $130,268     $257,952
             Capital expenditures  $159,111    $576,468         $0     $735,579

                     The Company's line of toy animals is  manufactured  in Asia
                     and  sold  primarily  to  North   American   retailers  and
                     distributors.

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                SEPTEMBER 30 1996


         5.          Business Acquisitions:
                     ----------------------------------------
                     On February 26, 1996, the Company acquired certain assets of Smart Style Industries, Inc. and Affiliates (the "Seller"), a North Carolina-based clothing manufacturer. Consideration consisted of (i) $1,125,000 cash, (ii) a $500,000 30 day promissory note, (iii) the assumption of liabilities approximating $1,200,000, and (iv) a $1,000,000 promissory note, bearing interest at 10% per annum beginning on August 1, 1996. Principal under the $1,000,000 note is payable in shares of the Company's common stock in four quarterly installments commencing August 1, 1996. The Company also issued warrants to purchase 100,000 shares of common stock. In addition, the Seller is entitled to an additional $1,000,000 in common stock over a period of five years, if certain earnings tests are met.

                     In connection with the purchase, the Company entered into a license agreement for the rights to use certain trademarks.

                     In addition, the Company entered into a five year employment agreement with an officer of the Seller which provides for minimum annual salary of $150,000. The employee was also issued 20,000 shares of common stock.

         6.          Bridge Financing:
                     ----------------------------------------
                     In February and March 1996, the Company borrowed an aggregate of $3,000,000 from various outside sources (the "Bridge Lenders"). In exchange the Company issued to the Bridge Lenders notes (the "Bridge Notes") for the face amount of the loans due May through August 1996. The Bridge Notes accrue interest at the rate of 8% per annum. In addition, the Company has issued to the Bridge Lenders warrants to purchase a total of 3,700,000 shares of the Company's Common Stock. The exercise price of the warrants is $3.50 per share of stock purchased, and expire five years from the date of issue. In May 1996, the Company borrowed an additional $100,000 on terms identical to the original Bridge Notes and used those proceeds to repay some of the expiring Bridge Notes. In June 1996 the Company borrowed an additional $50,000 on terms identical to the original Bridge Notes and used those proceeds to repay some of the expiring Bridge Notes. As of September 30, 1996, the Company had $850,000 of Bridge Notes outstanding.

                     In October 1996, $100,000 of Bridge Notes were converted into the private placement (see note 7) and, in addition, the Company converted $400,000 of Bridge Notes into a Convertible Note. The terms allow the holder to convert the
                     Note into the private placement until the due date of the Note on April 22, 1997, the note bears interest at 8% per annum. The balance of the Bridge Notes totaling $350,000 have been converted into Demand Notes bearing interest at 8% per annum.




                        EVOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                SEPTEMBER 30 1996


         7.          Private Placement:
                     ----------------------------------------
                     In March 1996, the Company commenced a private placement of its securities. The placement consists of 500,000 Units at a purchase price of $5.00 per Unit. Each Unit consists of two shares of the Company's common stock and one stock purchase warrant to purchase one share of the Company's common stock at an exercise price of $3.50. The stock purchase warrants will expire five years from the date of issue. As of October 29, 1996, the Company had received $2,378,750 of proceeds. Of the funds received, $1,900,000 are from conversions of Bridge Notes into the private placement and the balance are direct investments into the private placement.

                     In May 1996, the Company commenced a second private placement of its securities. The placement consists of 600,000 Units at a purchase price of $5.00 per Unit. Each Unit consists of two shares of common stock and one warrant to purchase a share of common stock at an exercise price of $3.50. The stock purchase warrants will expire five years from the date of issue. As of October 29, 1996, the Company had received $2,200,000 of proceeds. Of the funds received, $100,000 had been used for the repayment of Bridge Notes, and the balance has been used for working capital.

         8.          Financing Activities:
                     ----------------------------------------
                     In February 1996, the Company's apparel subsidiary, Smart Style Acquisition Corp., (SSA) entered into a financing agreement with First Factors Corporation. This facility was terminated on July 2, 1996. In July 1996, the Company's apparel subsidiaries, SSA and EVO Manufacturing, Inc. (EVO) entered into a financing agreement with Heller Financial, Inc, whereby SSA may take advances on both subsidiarie's uncollected accounts receivable up to a limit of 90%. SSA may overadvance on this facility by up to $1,000,000. Interest accrues at the prime rate plus 1%. Additionally, a fee of 0.75% is due on invoices assigned. The facility can be canceled by either party on sixty days written notice. This facility is collateralized by the accounts receivable and finished goods inventory of SSA and EVO and guaranteed by the Company. This facility supersedes the facility entered into in February 1996 between the Company and First Factors, Inc. As part of the agreement, Heller Financial, Inc. has indemnified First Factors against all outstanding overadvances and uncollected accounts receivable.


                        EVOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                SEPTEMBER 30 1996


         8.          Financing Activities - cont'd:
                     ----------------------------------------
                     In April 1996, the Company's toy subsidiary, Kidsview, Inc.
                     (KVI) entered into a financing agreement with Heller Financial, Inc. whereby KVI may take advances on uncollected accounts receivable up to a limit of 85%. Interest accrues on monies advanced at the prime rate plus 2%. Additionally, a fee of 1% is due on invoices assigned. This facility is collateralized by the accounts receivable and domestic inventory of KVI and also guaranteed by the Company.

                     In May 1996, the Company refinanced the existing mortgage on its production and warehouse facility in Gastonia, North Carolina. The $750,000 loan bears interest at the Bank's prime rate plus 1.5%, payable monthly. The term is for 35 months, with principal payments of $4,166.67 due monthly and a balloon payment due on May 1, 1999 of $604,166.55. The loan is collateralized by the facility and guaranteed by the Company.


         9           Convertible Debenture
                     ----------------------------------------
                     On August 15, 1996, the Company issued convertible debentures in a principal amount of $250,000. The debentures carry an interest rate of 3.0% and are due on December 31, 1996. The debentures are convertible, on or after September 24, 1996, into Common Stock at a rate equal to 67% of the average bid and ask price on the date of conversion. The funds raised through this financing was exclusively used for the repayment of Bridge Notes. On September 29, 1996, $50,000 of the proceeds was converted into 21,322 shares of the Company's Common Stock.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

   There are no known legal proceedings that would have a material effect upon the operations of the Company.

Item 2.  Changes in Securities

   None.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 5.  Other Information

   None

Item 6.  (a)Exhibits and (b)Reports on Form 8-K

   (a)  None.

   (b)  None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     EVOLUTIONS, INC.


                                                          /s/MICHAEL NAFASH
                                                       ---------------------
                                                     By:     Michael Nafash
                                                          President and Chief
                                                             Financial Officer


Date: October 31, 1996