Form 10-K
period 1996-12-31
EVOLUTIONS INC
filed 1997-09-22
CIK 1009326

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              -----------------------------------------------------

(Mark one)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from __________ to
__________
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

                                (201) 493 - 9595
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (par value $.01 per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

           Class                               Outstanding at September 19, 1997
          -------                              ---------------------------------
Common Stock, $.01 par value                                 6,562,280*

*  Reflects the 0.033-for-1 stock split of February 1996

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $459,360 as of September 19, 1997.

Documents Incorporated by Reference:  See Index to Exhibits.

--------------------------------------------------------------------------------

                                     PART I

Item 1.  BUSINESS

INTRODUCTION

         Evolutions, Inc., a Delaware corporation (the "Company") merged with Gold Securities Corporation ("Gold"), an Idaho corporation, in February 1996 for the purpose of changing the state of incorporation from Idaho to Delaware. The Company trades publicly on the NASDAQ electronic bulletin board under the symbol "EVOI" and prior to the merger traded on the NASDAQ electronic bulletin board under the symbol "GLDS." Gold was incorporated in 1922 under the name of Kaniksu Mining Company ("Kaniksu"). In 1981, Kaniksu merged with Gold, and adopted that company's name. In July of 1995, Gold entered into a reverse merger with EVO Manufacturing, Inc., a company incorporated in the State of New Jersey ("EVO"). The majority owner of EVO, PureTec Corporation ("PureTec"), a publicly held specialty plastics and plastics recycling company, retained ownership of 74% of the outstanding common stock of the Company after completion of the July 1995 reverse merger. EVO was the only operating subsidiary of the combined companies at the time of the July 1995 merger. For accounting purposes, the transaction was treated as the acquisition of Gold by EVO. As a result, the Company's financial statements consist of the results of operations of EVO since its inception in 1994. In February 1996, the Company effected a 0.033-for-1 reverse stock split. All share amounts reflect this split.

         On September 27, 1995, Kidsview, Inc. ("KVI"), a wholly owned subsidiary of the Company, purchased certain assets of Direct Connect
International Inc. ("DCI") consisting primarily of a licensed line of toy animals marketed under the trade names TEA BUNNIES (Registered Trademark) and ZOO BORNS (Registered Trademark). In consideration, the Company, among other things, released DCI of an aggregate of $950,000 in indebtedness to the Company. In addition, the Company agreed to issue to DCI 49,500 shares of its Common Stock. Up to an additional 132,000 shares of the Company's Common Stock will be issued to DCI if over a period of three years certain net sales and earnings tests are met in connection with the business acquired from DCI. Under the terms of the agreement between the Company and DCI, KVI and DCI entered into a management agreement pursuant to which DCI will continue to manage the business relating to the toy animals for a monthly fee of up to $100,000 through December 1995 and up to a maximum monthly fee of $85,000 thereafter. The first $150,000 of these fees have been offset against DCI's indebtedness to the Company under a secured note in the amount of $150,000. As part of the original loan to DCI by the Company, DCI issued to the Company warrants to purchase up to 100,000 shares of DCI common stock at $0.10 per share and 250,000 shares of DCI common stock at $0.20 per share.

         In February 1996, the Company acquired substantially all the assets of Smart Style Industries, Inc. and Affiliates (collectively "SSI") in exchange for $1,125,000 cash, a thirty-day, promissory note in the amount of $500,000, $1,000,000 in notes, payable in quarterly installments with Common Stock of the Company valued at $1,000,000, the assumption of approximately $1,200,000 of liabilities, and warrants to purchase an additional 100,000 shares of Company Stock. An additional $1,000,000 will be payable in stock if certain operating results are achieved over the next five years. On December 1, 1996, the terms of SSI sale were renegotiated. SSI received from the Company 700,000 shares of the Company's Common Stock in settlement of the $1,000,000 of notes and SSI relinquished the $1,000,000 payable in stock upon reaching certain operating results. The Company operates these assets through its wholly- owned subsidiaries, Smart Style Acquisition Corp., Lions Acquisition Corp. and Lions Holding Corp. (collectively "SSA"). SSA is a manufacturer and marketer of children's apparel. The Company's line of recycled apparel products will be combined with SSA's business operations.

         In connection with the SSI acquisition, SSA also acquired a license to use the H.W. Carter & Sons, Inc.'s ("H.W. Carter") Watch the Wear (Registered Trademark) label. The license agreement provides for a 3% royalty on all sales of the H.W. Carter label to be paid to H.W. Carter, with a minimum annual payment of $100,000. The initial term of the agreement is for three years with thirty-three options to renew for additional three year periods held by SSA. On December 1, 1996, the H.W. Carter license was renegotiated to a $52,000 minimum annual payment.

         On September 9, 1996, KVI entered into a license agreement with Sandbox Entertainment, Inc. ("SEI") with respect to Pillow People (Trademark) stuffed toy and doll products. The license is exclusive and KVI can only sell Pillow People in the United States, its territories and possessions and Canada. However, the license grants KVI worldwide manufacturing rights. The license expires on December 31, 1998. KVI has the option of renewing the license for one three-year term, upon 60 days notice prior to the end of the initial term. The royalty rate ranges from 6% to 10% based on sales in the United States and from 8% to 10% based on FOB sales. Pursuant to the license agreement, KVI made an advance payment to SEI of $50,000 with a minimum guarantee, due by the end of the initial term, of $200,000. With respect to renewal of the license agreement, KVI will be obligated to make an advance payment, due on the first day of the renewal term, of $100,000 with a minimum guarantee, due by the end of the renewal term, of $400,000.

         In April 1997,  SSA ceased its  apparel  manufacturing  operations  and
laid-off  all   employees  at  its  Gastonia,   GA  location   involved  in  the
manufacturing process.

         On April 30, 1997, SSA sold its Cutecumber (Registered Trademark) line to Snake Creek Manufacturing Co., Inc., for cash and a future royalty, the proceeds all of which were made payable to Heller Financial, Inc., ("Heller") in accordance with SSA's financing agreement with Heller.

         Effective April 30, 1997, the management agreement between DCI and KVI was terminated. KVI has not generated any revenue since April 30, 1997, and there can be no assurance that KVI will be successful in generating revenues in the future.

         On May 2, 1997, the owner of the H.W. Carter Watch the Wear (Registered Trademark) label terminated SSA's rights to the license.

         On May 15, 1997, SSA's secured lender, Heller Financial, Inc., foreclosed on substantially all of the assets of the apparel subsidiaries. Effective June 6, 1997, the subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. SSA is in the process of actively seeking the return of preference payments made ninety days prior to the bankruptcy. Proceeds will be used for secured creditors and any remaining balance will be distributed to priority creditors.

         On July 15, 1997, the license for KVI's rights to market TEA BUNNIES (Trademark) was terminated by the licensor.

         For certain information about the apparel and toy business segments, see Note 19 to the Consolidated Financial Statements included in Item 8 to this Form 10-K.

OPERATIONS

         In April 1997, SSA ceased operations. From SSA's inception through April 1997, SSA was engaged in the following businesses:

APPAREL

Product Lines

         The Company was initially established for the purpose of developing and expanding markets for apparel products manufactured from recycled materials that promote environmental awareness. In 1995, the Company began to pursue vertical expansion in the apparel industry and in 1996 purchased the operations of SSI and acquired the license for the H.W. Carter Watch the Wear (Registered Trademark) label.

         SSA manufactured a varied line of apparel for many age groups. The Wee Willie (Registered Trademark) line included pants and vest sets made from polyester or poly/ cotton blends and was marketed to infants and toddlers, sizes 4 to 7 and sizes 8 to 20. Additionally, SSA marketed suits made from poly/cotton blends under the names Elliot Stevens (Registered Trademark) and Sim Daniel (Registered Trademark) and these items were marketed to toddlers, sizes 4 to 7 and sizes 8 to 20. The Wee Willie (Registered Trademark), Elliot Stevens (Registered Trademark) and Sim Daniels (Registered Trademark) lines were known for their quality holiday wear.

         Also, SSA manufactured a diverse line of denim and corduroy items. Cutecumber (Registered Trademark) produced denim and corduroy jumpers for infants and toddlers in sizes 4 to 7. The H.W. Carter Watch the Wear (Registered Trademark) lines included denim, corduroy and twill carpenter pants, painter pants and overalls for junior sizes. The garments manufactured by SSA under the H.W. Carter label were garments that had been traditionally termed "work clothes," namely, jeans and overalls. However, they were also marketed in retail stores that carry popular "urban styles."

Manufacturing

         A majority of SSA's holiday items were produced in its facility located in Gastonia, North Carolina. SSA did subcontract a significant amount of piece work. The Cutecumber (Registered Trademark) line was manufactured by subcontractors in Haiti, the Elliot Stevens (Registered Trademark) line was subcontracted to manufacturers in Mexico and the H.W. Carter's (Registered Trademark) line was subcontracted to a plant in Nicaragua. SSA was not party to any long term contractual or other arrangements with any specific subcontractor.

Raw Materials

         The principal raw materials used in the production of SSA's products were denim, corduroy, twill, polyester and poly/cotton blend fabrics. The sources and availability of raw materials for the apparel products were abundant. SSA purchased goods both from domestic and foreign sources and there were many suppliers.

Marketing and Distribution

         SSA marketed its apparel to department stores and catalog houses. The primary target market was the United States. Some of the major accounts which ordered SSA's products included Kmart, Wal-Mart, Sears, JC Penney and Nordstroms. SSA accepted returns and issued credits to the customer. SSA had many different discount outlets to resell returned items.

Seasonality

         Sales differed amongst the various apparel lines. The Cutecumber (Registered Trademark) line produced consistent sales throughout the year. The H.W. Carter line was generally consistent and peaked during "back to school" time, which meant the line's heaviest shipments occurred in the months of July and August. The Wee Willie (Registered Trademark), Elliot Stevens (Registered Trademark) and Sim Daniels (Registered Trademark) lines were holiday wear with peak sales between August and March. Light shipments from April through June generally resulted in negative cash flow for that period which was traditionally offset by positive cash flow starting in September. SSA carried inventory because it shipped large orders. SSA produced a substantial portion of its goods against firm orders. SSA accumulated a large inventory position during the months of November through February.

Competition

         The main competitive conditions in the apparel industry are price and service. Many of SSA's competitors imported their goods and were able to offer better pricing. As a domestic manufacturer, SSA was able to offer quicker turn times for shipping and could capture business if customers under ordered and needed goods quickly at the end of the seasons. Most of SSA's competitors were much larger and had much more resources.

Product Liability

         SSA maintained product liability coverage in the amount of $1,000,000 which was the amount acceptable to SSA's customers. SSA had not been the subject of any product liability litigation. As of April 30, 1997, SSA no longer maintained product liability insurance.

Inflation

         SSA had not been materially affected by the impact of inflation.

TOY PRODUCTS

         On April 30, 1997, DCI and KVI dissolved their management agreement. From KVI's inception through April 30, 1997, KVI was engaged in the following businesses:

Product Lines

         In September 1995, the Company's wholly-owned subsidiary, KVI, acquired the licenses to two toy products, TEA BUNNIES (Trademark) and ZOO BORNS (Trademark), and entered into an agreement to retain the services of key management personnel from DCI. DCI managed these product lines and was responsible for the development of new products.

         The ZOO BORNS (Trademark) product line was discontinued by management in early 1996.

         The TEA BUNNIES (Trademark) product line was introduced in 1995. TEA BUNNIES (Trademark) toy products combine fashion doll and tea party play value and were positioned in the "mini-doll" market in order to achieve status as a "collectible," which KVI believed was beneficial in the procurement of repeat sales. On July 15, 1997, the licensor terminated KVI's rights to the license.

         TEA BUNNIES (Trademark) are a group of bunny-like characters that live in the fantasy town of Sunny Bunny Bay. KVI had developed a range of toy miniature dolls and play accessories depicting these characters. Each Tea Bunny featured a specific flower in its ears and lives in a matching tea cup house or shop.

Manufacturing

         KVI did not manufacture any of its toy products. Instead, KVI contracted, through Amerawell Products, Ltd., a Hong Kong subsidiary of DCI, ("Amerawell") for the manufacture of its products by third parties, primarily in China. Contracting decisions were made on the basis of price (including freight charges and customs duties), availability of payment terms, quality, reliability and the ability to meet KVI's timing requirements for production in relation to delivery schedules. KVI believed that its manufacturing arrangements were advantageous to KVI in providing quality products at reasonable prices, with prompt responses to orders. KVI incurred none of the fixed costs involved in owning its own factories, and the flexibility provided by this arrangement allowed KVI to seek out the best manufacturing terms available. However, the use of third party manufacturers reduced KVI's ability to control directly the timing and quality of the manufacturing process. Delays in shipment or defects in products could result in a loss of orders which could have a material adverse effect on KVI. Substantially all contracted manufacturing services were paid by either letter of credit or telegraphic transfer only upon the proper fulfillment of terms established by KVI such as adhering to product quality, design, packaging and shipping standards and proper documentation relating thereto. All products purchased were made and paid for in U.S. dollars.

         KVI was not a party to any long-term contractual or other arrangements with any specific supplier. A substantial portion of KVI's product was produced by two manufacturers, Tri-S Manufacturing Co., and Well World Toy Co., Ltd. KVI arranged for the making of its products with such manufacturers who, in turn, subcontract for the manufacture of components of these products with unaffiliated third parties also located in the Far East. These companies used KVI's tools and molds.

Raw Materials

         The principal raw materials used in the production and sale of KVI's toy products were plastics, plush and printed fabrics and paper products, all of which were available at reasonable prices from a variety of sources. KVI's tools and molds (which are approximately six years old and are in good working condition) and package designs, which were owned by KVI, were designed both by KVI and by third parties and were engineered and produced for KVI in the Far East. KVI directly, or through its sales representatives, took written orders (standard purchase orders) for its products and arranged for the manufacture of its products as discussed above. Cancellations were generally made in writing, and KVI took the appropriate steps to notify its manufacturers of such cancellation. The manufacturers generally shipped KVI's products by commercial ocean carrier pursuant to instructions from KVI's customers

Marketing and Manufacturing

         KVI marketed its products to major toy, discount department stores, drug chains and catalog companies. The primary target market was the United States. KVI also distributed its products in Canada. Substantially all of KVI's sales were made on a direct import bases to customers, F.O.B. Far East port, and payments were made by irrevocable letter of credit or telegraphic transfer. As a result, on those sales, KVI did not have to finance inventory or offer credit terms to the customer. This reduced much of the risk that is commonly associated with a fashion business such as toys. During 1997, KVI's management decided to focus on domestic shippings due to better profit margins, however, at greater risk to KVI. KVI was required to maintain adequate levels of inventory to ensure availability of goods to customers which required additional working capital. Virtually all of the products manufactured have been tested for safety by independent laboratories contracted by KVI and its retail customers. The results of these tests indicated that the products shipped by KVI met industry and government standards. KVI's customers had the right to appoint a representative to inspect KVI's product before shipment. If they did not elect to make an inspection, a representative of KVI did so. Generally, payment for the products under the letter of credit will not be made unless inspections are completed. At that point, KVI's general policy was that such sales were final, and product returns were not permitted. However, should a defect have occurred in the product or if sales of the product did not meet the customer's expectations, KVI intended to support its customers by making a product exchange or providing a cash allowance. KVI believed that the toy industry generally followed this policy.

Seasonality

         The seasonality of the toy business varied by product line. The TEA BUNNIES (Trademark) product line was predominately a spring item with sales in January, February and March leading up to the Easter holiday; if Easter was late, the season was longer. The Pillow People (Trademark) product line was being designed to be a year round item with the heaviest shipping from July through December for the Christmas holiday.

Product Liability

         KVI maintained product liability coverage in the amount of $1,000,000 which was the amount acceptable to the KVI's customers. KVI had not been the subject of any product liability litigation. As of April 30, 1997, KVI no longer maintained product liability insurance.

Competition

         The market for toy products is highly competitive and sensitive to changing customer preferences and demands. KVI believed that the quality of its products enabled it to compete effectively and achieved positive product reception and position in retail outlets. However, there are toy products which are better known than the products developed and distributed by KVI. There were also many companies which were substantially larger and more diversified, and which have substantially greater financial and marketing resources than KVI, as well as greater name recognition, and the ability to develop and market products similar to, and more competitively priced than, those developed and distributed by KVI.

Trademarks

         The products offered by KVI have generally been licensed on an exclusive basis whereby KVI paid a percentage of sales in return for product design and development services and an exclusive right to use the copyrighted and trademark names of the property. KVI bought the rights to these copyrights and trademarks for its products in order to protect certain features of the products and to prevent unauthorized copying of protected features, which could have materially adversely affected the sales volume of such products. Many of the designers and developers that had such arrangements with KVI have a history of enforcing their trademarks and copyrights to the extent necessary to prevent copying. However, it is possible to create artwork and names that convey a similar concept to a proprietary product that may not infringe on KVI's rights. Therefore, KVI believes that its past success was dependent upon ongoing development of new products and product concepts as well as on trademark and copyright protection. There can be no assurance that KVI will operate successfully in the future.

Government Regulation

         KVI was subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. These laws empower the Consumer Product Safety Commission (the "Safety Commission") to protect children from hazardous toys and other articles. The Safety Commission has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repurchase such toys under certain circumstances. Any such determination by the Safety Commission is subject to court review. Similar laws exist in some states and cities in the United States and in Canada and Europe. KVI believes that its products were in compliance with the aforementioned acts.

         The United States government has established a Generalized System of Preferences which now provides favorable duty status to certain of KVI's products that are imported into the U.S. from certain countries in the Far East. The Generalized System of Preferences is administered by the Office of the U.S. Trade Representative. It is possible that these products, which were now imported on a favorable duty status from certain countries, may lose such status. In such case, products imported from such location into the U.S. would be subject to duties ranging from approximately 5% to 30%. While KVI's competitors whose products are manufactured in the Far East also may be affected, KVI's profit margin may be materially adversely affected.

Inflation

         KVI has not been materially affected by the impact of inflation.

Employees

         The Company currently has no employees.

Item 2.  PROPERTIES


                                                 Approximate
Location                Function                   Square    Lease
                                                    Feet   Expiration

Glen Rock, NJ           Corporate Offices and       3,000     2001       (1)
                        KVI headquarters

New York,               SSA division headquarters   6,000     2001       (2)
NY                      and three showrooms

Gastonia, NC            SSA apparel                60,000    Owned       (3)
                        manufacturing

Gastonia, NC            SSA apparel                60,000     1997       (2)
                        manufacturing

--------------------------------------------


(1) SSA is the tenant on this lease.

(2) SSA is the tenant on these leases. SSA is no longer party to these leases as these leases were voided by the bankruptcy court.

(3)  The premises have been foreclosed on by SSA's lender.

Item 3.  LEGAL PROCEEDINGS

         SSA's secured lender, Heller Financial, Inc., has foreclosed on substantially all of the assets of the apparel subsidiaries. Effective, June 6, 1997, the subsidiaries have filed for protection under Chapter 11 of the Bankruptcy Code. SSA is in the process of actively seeking the return of preference payments made ninety days prior to the bankruptcy. Proceeds will be used for secured creditors and any remaining balance will be distributed to priority creditors.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders in 1996.

                                                      PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
                             HOLDER MATTERS.

         The Company's Common Stock was listed on the Spokane Stock Exchange on June 26, 1986. The Spokane Stock Exchange ceased operations in May 1991. The prices reflected below for the years 1996 and 1995 are from brokers that have quoted and traded the stock as it was listed on the NASDAQ Bulletin Board and "Pink Sheets" under the trading symbol "GLDS" through February 1996 and the symbol "EVOI" from February 1996 forward. The prices reflect the 0.033-for-1 stock split authorized by the shareholders in February 1996.



Calendar Quarter                     High            Low
-----------------                   ------          ----
First 1995                           $5.16          $1.55
Second 1995                          $3.61          $1.55
Third 1995                           $4.64          $1.55
Fourth 1995                          $5.15          $1.55

First 1996                           $3.00          $1.25
Second 1996                          $5.00          $3.00
Third 1996                           $4.00          $3.00
Fourth 1996                          $3.00          $1.75

         The Company has approximately 330 record holders of its Common Stock and believes that the approximate total of beneficial holders of the Common Stock of the Company to be in excess of 500, based on information received from the transfer agent and those brokerage firms who hold the Company's securities in custodial or "street" name.

         The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below for the Company's statement of operations for the years ended December 31, 1995 and the period of January 21, 1994 (inception) to December 31, 1994 and the balance sheet at December 31, 1995 and 1994 are derived from financial statements which have been audited by Holtz Rubenstein & Co., LLP, independent public accountants, and are included in
Item 8 to this Form 10-K. In July 1995, Gold and EVO consummated a reverse merger. For accounting purposes, the transaction was treated as the acquisition of Gold by EVO. As a result, the Company's financial statements consist of the results of operations of EVO since its inception in 1994.

         The financial statements for the year ended December 31, 1996 are unaudited. Due to the Company's financial position, the Company did not have the monies necessary to have Holtz Rubenstein & Co., LLP, independent public accountants for the past fiscal year, complete the audit.

Statements of Operations Data:


                                                              Period of
                                                             January 21,
                        Year Ended         Year Ended           1994
                        December 31,       December 31,     (inception) to
                            1996               1995           December
                        (Unaudited)                           31, 1994
                        -----------         ----------      -------------

Revenues                $ 21,521,910    $    571,326    $    124,281
Net loss from
 continuing operations   (11,640,120)     (1,602,952)       (341,538)
Net loss per share      $      (1.77)   $      (0.52)   $      (0.27)
Weighted average
 shares of common
 stock outstanding         6,562,281       3,079,358       1,265,297

Balance Sheet Data:

                             December 31,     December 31,   December 31,
                                1996              1995          1994
                             (Unaudited)
                             ------------   ------------     -----------
Working capital (deficit)   $(4,618,401)   $  (502,010)       456,457
Total Assets                  7,171,888      2,579,766        556,522
Long-term liabilities              --             --             --
Stockholders' Equity         (4,063,621)       824,589        463,068


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto included in Item 8 to this Form 10-K. For the year ended December 31, 1995, this discussion does not include any results of the operations acquired from SSA, as these acquisitions occurred after the close of the 1995 calendar year. In July 1995, Gold and EVO consummated a reverse merger. For accounting purposes, the transaction was treated as the acquisition of Gold by EVO. As a result, the Company's financial statements consist of the results of operations of EVO since its inception in 1994.

Results of Operations

Fiscal 1996 compared to 1995

         The Company had net sales of $21,521,910 for the year ended December 31, 1996 as compared to $571,326 for the year ended December 31, 1995. The increase in net sales is primarily attributable to the Company's acquisition of SSI in February 1996. The apparel segment recorded sales of $12,432,880 and $349,226 for the years ended December 31, 1996 and 1995, respectively, and operating loss was $2,810,781 and $523,012 for the years ended December 31, 1996 and 1995, respectively. The toy segment recorded sales of $9,089,030 and $222,100 for the years ended December 31, 1996 and 1995, respectively, and had operating losses of $2,821,280 and $575,000 for the years ended December 31, 1996 and 1995. The increase in toy segment sales can be attributed to the fact that the year ended December 31, 1996 includes a full year of sales and the year ended December 31, 1995 only includes sales from September 27, 1995 (date of purchase) through December 31, 1995.

         Gross margin for the Company was $4,443,853 for the year ended December 31, 1996 as compared to $137,544 for the year ended December 31, 1995. The increase in gross margin is attributable to an increase in the apparel segment, which had a gross margin of $230,076 as compared to $27,320 for 1995 and the toy segment which was $4,213,777 for 1996 compared to $110,224 for 1995.

         During 1996, the Company sold the remaining 230,000 PureTec shares and recorded a loss of $611,146 on the sale. The Company had received these shares from PureTec in March 1995 as a capital contribution.

         In the year ended December 31, 1996, the Company wrote-off fixed assets of $1,844,135; $587,890 was attributable to the toy segment and $1,256,245 related to the apparel segment.

         Additionally, the Company wrote-off intangibles relating to the toy segment of $1,234,761 and $1,574,384 from the apparel segment.

         The Company had a net loss of $11,640,120 for 1996 as compared to a net loss of $1,602,952 for 1995.

Fiscal 1995 compared to 1994

         The Company had net sales of $571,326 for the year ended December 31, 1995, as compared to $124,281 for the period of January 21, 1994 (date of inception) through December 31, 1994. The increase in net sales is attributable to volume increases made by the Company in the apparel business and the addition of the toy line revenues due to the acquisition of the toy licenses from DCI. The Company had two distinct operating segments in 1995. The apparel segment recorded sales and operating losses of $349,226 and $523,012, respectively, for the year ended December 31, 1995. The toy segment recorded sales and operating losses of $222,100 and $575,000, respectively, for the year ended December 31, 1995. The Company only operated in the apparel segment in 1994.

         The Company had a net loss of $1,602,952 for 1995 as compared to a net loss of $341,538 for 1994. The Company had a significant increase in expenses in 1995 as compared to 1994. During 1995, the Company recorded a bad debt expense related to a contractor who was producing goods for the Company. The contractor had been advanced $198,814 as of December 31, 1994. At December 31, 1995, this advance was determined to be unrecoverable. The Company also had a significant increase in interest expense during 1995 as compared to 1994. The increase is attributable to loans received from affiliates and related parties which were used to finance the purchase of the toy licenses. The decrease in interest income from 1994 to 1995 is due to the reduction in cash balances as funds were used in operations of the Company.

         The Company experienced a significant increase in gross profit during 1995 as compared to 1994. The majority of the increase is attributable to the toy division, which had sales of $220,100 and a gross margin of $110,224 for 1995. In addition, the recycled content apparel division sold off all remaining inventory by the end of 1995. The sales and gross margin during 1995 were $349,226 and $27,320, respectively, as compared to sales and gross margin of $124,281 and $(92,108) for 1994.

       The Company experienced a significant loss on its portfolio of marketable securities. The principal component of the Company's portfolio is the 350,000 shares of PureTec stock the Company received as a capital contribution from PureTec in March 1995. The market value of the stock on the date it was received was $5.50 per share, amounting to $1,925,000. The value of the stock significantly declined in August 1995. During 1995, the Company sold 120,000 of the PureTec shares and recorded a loss of $360,000 on the sale. The remainder of the loss on sale of securities related to other securities acquired during 1994 and sold during 1995. In addition to the recognized loss on sale of securities, the Company recorded and unrealized holding loss of approximately $623,000 on securities available for sale.

Financial Position, Liquidity and Capital Resources

          The Company had a working capital deficit of approximately $4,618,401 at December 31, 1996 and $502,010 at December 31, 1995. The increase in working capital deficit is attributable to the Company's acquisition of SSI and the expansion of the toy business and due to the Company's bankruptcy status, all loans and the mortgage are in default and thus classified as current liabilities.

Bridge Notes

         In February and March of 1996, the Company borrowed an aggregate of $3,000,000 from various outside sources (the "Bridge Lenders"). In exchange, the Company issued to the Bridge Lenders notes (the "Bridge Notes") for the face amount of the loans due May through August 1996. The Bridge Notes accrue interest at the rate of 8% per annum. In addition, the Company issued to the Bridge Lenders warrants to purchase a total of 3,700,000 shares of the Company's Common Stock. The exercise price of the warrants is $3.50 per share of stock purchased and expire five years from the date of issuance. In May 1996, the Company borrowed an additional $100,000 on terms identical to the original Bridge Notes and used those proceeds to repay some of the expiring Bridge Notes.

         In October 1996, $100,000 of Bridge Notes were converted into the private placement, as fully described below, and, in addition, the Company converted $400,000 of Bridge Notes into a Convertible Note bearing interest at 8%. The terms allow the holder to convert the Convertible Note into the private placement until the due date on April 22, 1997. The balance of the Bridge Notes totaling $450,000 have been converted into Demand Notes. As of December 31, 1996, the Company had $850,000 of original Bridge Notes outstanding. The Convertible Notes and Demand Notes are currently in default.

Private Placements

         In March 1996, the Company offered a private placement of its securities. The placement consisted of 500,000 Units at a purchase price of $5.00 per unit. Each Unit consisted of two shares of the Company's Common Stock and one Stock Purchase Warrant to acquire one share of the Company's Common Stock at an exercise price of $3.50. The Stock Purchase Warrants will expire five years from the date of issue. As of December 31, 1996, the Company had sold a total of 475,750 Units in this offering for total proceeds of $2,378,750. Of the funds received, $1,900,000 were from the conversion of Bridge Notes into the private placement and the balance was direct investments in the private placement.

         In May 1996, the Company commenced a second private placement of its securities. The placement consisted of 600,000 Units, each consisting of two shares of the Company's Common Stock, and one Stock Purchase Warrant to acquire one share of the Company's Common Stock in exchange for $3.50, at a purchase price of $5.00 per Unit. The Stock Purchase Warrants will expire five years from the date of issue. As of December 31, 1996, the Company had sold a total of 440,000 Units in this offering for total proceeds of $2,200,000. Of the funds received, $100,000 was used for the repayment of Bridge Notes, and the balance has been used for working capital.

         One of the investors in the private placement was DCI. As part of the consideration for their 160,000 Units, DCI transferred to Evolutions equity securities of a publicly traded unrelated third party with a fair market value of $800,000. The Company subsequently transferred these securities to repay $800,000 of outstanding Bridge Loans. The Company recognized no gain or loss on these transactions.

Loans Payable

         At December 31, 1996, the Company had loans payable and accrued interest of approximately $148,000 consisting of secured notes to relatives and affiliates of Michael Nafash, CEO, President and a Director of the Company. The notes are due on demand and bear interest at the rate of 12% per annum. The notes are secured by 25,000 shares of Glasgal Communications, Inc. common stock and all other marketable securities held by the Company. On May 29, 1997, the noteholder foreclosed on the collateral and has since accepted the collateral as full payment of the debt. At that date, the collateral had a market value of approximately $100,000.

Factoring Arrangements

         In February 1996, SSA entered into a financing agreement with First Factors Corporation whereby SSA may take advances on their uncollected accounts receivable up to a limit of 90%. This facility was terminated by SSA on July 2, 1996. In July 1996, SSA and EVO, entered into a financing agreement with Heller Financial, Inc. ("Heller") whereby SSA may take advances on both subsidiaries' uncollected accounts receivable up to a limit of 90%. SSA may over advance on this facility by up to $1,000,000. Interest accrues at the prime rate plus 1%. Additionally, a fee of 0.75% is due on invoices assigned. The facility can be canceled by either party on sixty days written notice. This facility is collateralized by the accounts receivable and finished goods inventory of SSA and EVO and guaranteed by the Company. This facility supersedes the facility entered into in February 1996 between the SSA and First Factors, Inc. As part of the agreement, Heller has indemnified First Factors, Inc. against all outstanding over advances and uncollected accounts receivable.

         In April 1996, KVI entered into a financing agreement with Heller Financial, Inc. whereby KVI may take advance on uncollected accounts receivable up to a limit of 90%. Interest accrues on monies advanced at the prime rate plus 2%. Additionally, a fee of 1% is due on amounts advanced. This facility is guaranteed by the accounts receivable and domestic inventory of KVI and also by the Company. Because of the bankruptcy proceedings with SSA, Heller advised KVI that it would no longer make advances to KVI.

         On May 15, 1997, Heller foreclosed on substantially all of the assets of SSA. Effective, June 6, 1997, the subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. SSA is in the process of actively seeking the return of preference payments made ninety days prior to the bankruptcy. Proceeds will be used for secured creditors and any remaining balance will be distributed to priority creditors.

Mortgage Payable

         In May 1996, SSA refinanced the existing mortgage on its production and warehouse facility located in Gastonia, North Carolina with Branch Bank & Trust Co.("BB&T") The $750,000 loan bears interest at the prime rate plus 1.5% payable monthly. The term is for 35 months, with principal payments of $4,166.67 due monthly beginning June 1, 1996, and a balloon payment at May 1, 1999 of $604,166.55. The loan is collateralized by the property and guaranteed by the Company. On July 29, 1997, BB&T foreclosed on the property due to SSA's inability to meet the mortgage payments.

Convertible Debentures

         On August 15, 1996, the Company issued convertible debentures in a principal amount of $250,000. The debentures carry an interest rate of 3.0% and are due on December 31, 1996. The debentures are convertible, on or after September 24, 1996, into Common Stock at a rate equal to 67% of the average bid and ask price on the date of conversion. The funds raised though this financing was exclusively used for the repayment of the Bridge Notes. On September 29, 1996, $50,000 of the proceeds was converted into 21,322 shares of the Company's Common Stock. On December 31, 1996, the remaining balance of $200,00 was converted into 132,669 shares of the Company's common stock.

Cash Flow

          The Company currently has no cash flows from operations.

         Net cash used in operating activities for 1996 was $4,216,147 which was comprised of an increase in inventory of $3,857,991 and a net loss of $11,640,120 adjusted for non-cash charges for the write-off of intangible assets of $2,638,145, the write-off of fixed assets of $1,844,135 and depreciation and amortization of $554,015 which was partially offset by an increase in accounts payable of $3,668,857, an increase in accrued expenses of $1,555,456, and an increase in payroll taxes payable of $935,659. The Company funded the above activities, acquired Smart Style
Industries for $1,038,237, expended $802,612 for additions to property, plant and equipment, and repaid debt of $2,605,250 through proceeds from debt borrowings of $4,013,583 and net borrowings from factor of $638,421.

         The Company's statement of cash flows for 1995 reflects cash used in operations of $202,681, which is a result of the net loss of $1,602,952 offset by an increase in accounts payable of $634,455, a loss on sales of securities of $407,538, bad debt expense of $199,195, and an increase in accrued expenses of $119,171. Net cash used in investing activities, approximated $903,000, which reflects an increase in loans receivable of $1,100,000 from DCI. These loans were canceled in connection with the asset acquisition and management agreement with DCI in September 1995. The Company funded operating and investing activities from financing activities, consisting of loan proceeds of $795,000 and capital contributions of $300,000.

Inflation

         The Company has not been materially affected by the impact of inflation.

Item 8.  FINANCIAL STATEMENTS

         The financial statements commence on Page F-1.

Item 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                              AND FINANCIAL DISCLOSURE

         The financial statements for the year ended December 31, 1996 are unaudited. Due to the company's financial position, the Company did not have the monies necessary to have Holtz Rubenstein & Co., LLP, independent public accountants for the past fiscal year, complete the audit.

         On September 27, 1995, the Company's Board of Directors appointed Holtz Rubenstein & Co., LLP ("Holtz Rubenstein") as independent auditors of the Company for 1995. This was ratified by shareholder vote on February 2, 1996. Holtz Rubenstein was appointed upon the resignation of Terrence J. Dunne, CPA ("Dunne") of Spokane, Washington which resignation became effective September 27, 1995. Dunne had been the principal auditor of the Company since March 1995. Dunne's reports on the financial statements of the Company for the fiscal year ended December 31, 1995 did not contain any adverse opinion, disclaimer of opinion, modification or qualification as to uncertainty, audit scope or accounting principles. During the time of his engagement there were no disagreements with Dunne on any matter of accounting principles and practices, financial statement disclosure, or audit scope and procedure, which disagreement, if not resolved to the satisfaction of Dunne, would have caused him to make reference to the subject matter of the disagreement in connection with his report.

        Dunne replaced Daniel Murphy, CPA, as the Company's independent auditor. Mr. Murphy had served in such capacity during February and March 1995 and prior to January 1995.
                                       16

During the intervening period, the Company engaged as its independent auditor the firm of Bayaa & Dimeglios, CPA ("Bayaa").

         Messrs. Murphy's and Bayaa's reports on the financial statements of the Company for the fiscal year ended December 31, 1995 did not contain any adverse opinion, disclaimer of opinion, modification or qualification as to uncertainty, audit scope or accounting principles. During the time of their engagement there were no disagreements with Messrs. Murphy or Bayaa on any matter of accounting principles and practices, financial statement disclosure, or audit scope and procedure, which disagreement, if not resolved to the satisfaction of Mr. Murphy and Bayaa, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

                                                     PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age                        Position
------------                        --------
Michael Nafash, 35                  Chairman, Chief Executive Officer, President
Robert O'Brien, 61                  Director
Paul Litwinczuk, 43                 Vice President and Secretary, Director
Mark Mastroianni, 34                Vice President, Director
David C. Katz, 56                   Director

         On April 16, May 1, May 1, and May 12, 1997, Messrs. Mark Mastroianni, Paul Litwinczuk, David Katz and Robert O'Brien, respectively, resigned as members of the Company's Board of Directors. The only remaining member of the Board is Michael Nafash, President and Chief Executive Officer. None of the resignations involved any disagreement with the Company on any matter relative to the Company's operations, policies or practices.

         Mr. Nafash has been Chairman, President and Chief Executive Officer of the Company since July 1995. He has been the president of EVO Manufacturing since its inception in February 1994. From June 1992 until March 1995, he worked for PureTec, where he served as Chief Financial Officer from October 1993 to March 1995. Prior thereto he had been a partner with Michaels, Nafash & Georgallas, Certified Public Accountants.

         Mr. O'Brien had been President and a Director of Gold Securities since 1982. He resigned from his position as President in July 1995. In addition from 1985 until July 1993, Mr. O'Brien was Secretary, Treasurer and a Director of Inland Resources, Inc. formerly known as Inland Gold and Silver Corp., a publicly traded company involved in the exploration of oil and gas.

      Mr. Litwinczuk has served as Secretary of the Company since July 1995 and as a Director since February 1996. Mr. Litwinczuk has served as Secretary of PureTec since July 1995. From September 1991 until July 1995, he was Assistant Secretary of that company. Prior to 1991, Mr. Litwinczuk was Administrative Manager with REI Distributors, Inc. a company engaged in glass recycling and fabrication of reprocessing equipment.

     Mr. Mastroianni has served as Vice President of the Company since October 1995 and as a Director since February 1996. Prior to that he was the Finance Manager of PureTec from
                                                        17

1993 to March 1995. From 1990 until 1993, Mr. Mastroianni was employed by Merrill Lynch as a financial analyst and systems liaison. From 1987 until 1990 he was a financial analyst and systems liaison at Prudential Insurance.

         Mr. Katz has served as a Director of the Company since February 1996. Mr. Katz has served as President of PureTec since August 1988 and as a director of that company since September 1991 and he was appointed Chief Operating
Officer in March 1994. From 1987 until August 1988 he was an independent consultant to contract and food and beverage packers. From 1982 until 1987, he was Vice President and operations director for Taylor Wine Company and was responsible for operation, distribution, purchasing and maintenance of the plant owned by Taylor Wine Company in Hammondsport, New York. From 1977 until 1982, he was U.S. manager of packaging for the Coca-Cola Company in Atlanta, Georgia.

         There are no family relationships between any of the executive officers and directors.

Committees of the Board

         The Company's Board does not currently have an audit, compensation or other committee.


Item 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended December 31, 1996 to its Chief Executive Officer and key employees of the Company who received compensation in excess of $100,000 during these periods.

                                                          Restricted
                                                            Stock      Stock
Name                              Year          Salary      Awards    Options

Michael Nafash                    1996          $120,674       --       --
                                  1995              --       90,000   99,000
                                  1994              --         --       --

Howard Katz                       1996           134,100       --       --
                                  1995              --         --       --
                                  1994              --         --       --

Arnold Feldman                    1996           124,038       --       --
                                  1995              --         --       --
                                  1994              --         --       --

Steven Moskowitz                  1996           121,154       --       --
                                  1995              --         --       --
                                  1994              --         --       --

Robert O'Brien                    1996              --         --       --
                                  1995              --      5,000       --
                                  1994              --      5,000       --

          Robert O'Brien resigned as President and CEO of the Company in July 1995. Michael Nafash was appointed to those positions at that time.

Director's Compensation

          Directors of the Company receive stock options for serving as directors.

Stock Options / Stock Appreciation Rights

         There were no exercises of stock options by the above-named officers in the year ended December 31, 1996.


Item 12.  VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

         The table below sets forth, as of September 15, 1997, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and
(iii) all officers and directors of the Company as a group. Unless otherwise indicated, the address for all parties is c/o the Company, 266 Harristown Road, Glen Rock, New Jersey 07452.


Name                                   Number of Shares     Percentage
----                                   -----------------    ----------
PureTec Corporation                      2,659,312          40.6%
Direct Connect International, Inc. (1)     769,500          11.7%
Norman Moskowitz (2)                       700,000           5.8%
Samax Technology, Inc. (3)                 340,000           5.2%
Michael Nafash (4)                         336,383           5.1%
All current officers and directors
  as a group (5)                           336,383           5.1%


--------------------------------------------


(1) Does not include 360,000 shares of common stock issuable upon the exercise of stock options at $3.50 per share and does not include 400,000 shares of common stock issuable upon the exercise of stock options at $2.50.
(2) Does not include 100,000 shares of common stock issuable upon the exercise of stock options at $3.50 per share.
(3) Does not include 170,000 shares of common stock issuable upon the exercise of stock options at $3.50 per share.
(4) Does not include 99,000 shares of common stock issuable upon the exercise of stock options at $3.50 per share.
(5) Effective May 12, 1997, Michael Nafash was the only remaining member of the Board of Directors.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. To the Company's knowledge, based on information furnished to the Company, all applicable Section 16(a) filing requirements for 1996 were met.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          During 1995 PureTec contributed to the Company securities and cash with a total value of $2,225,000 in exchange for 2,659,312 shares of Common Stock of the Company as adjusted for the 0.033-for-1 stock split.

         On July 24, 1995, the Company acquired EVO, a majority owned subsidiary of PureTec. The transaction was consummated by merging a wholly owned subsidiary of the Company into EVO. In connection with the merger, Michael Nafash, President of EVO, was elected to the Company's Board and was appointed the Company's President and Chief Executive Officer. Robert O'Brien resigned as the Company's President but remained on the Company's Board. The parties agreed that upon meeting the shareholder information requirements of Rule 14(f) under the Securities Exchange Act of 1934, David C. Katz, President of PureTec, and Paul Litwinczuk, an executive officer of PureTec would be elected to the Company's Board. The shareholder information requirement was completed on February 2, 1996.

         In exchange for the merger, the Company issued or will issue an aggregate of 3,552,489 shares of the Company's Common Stock to the holders of EVO Common Stock, consisting of 2,659,312 shares to PureTec and 893,177 shares to other shareholders of EVO. As a result of this transaction and the subsequent issuance of additional shares, PureTec held approximately 74% of the Company's Common Stock at December 31, 1995. As of December 31, 1996, PureTec owns 40.6% of the outstanding common stock of the Company.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
              8-K

   (a)            1. and 2.  Financial Statements and Schedules

   The financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.

         3.  Exhibits

   The Index to Exhibits following the Signature Page indicates the exhibits which are filed herewith and the exhibits which are incorporated herein by reference.

   (b)            Reports on Form 8-K

   There were no Reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     EVOLUTIONS, INC.


                                            /s/ Michael Nafash
                                            ---------------------------------
                                            By:  Michael Nafash
                                            Chief Executive Officer, President
                                                 and Chief Financial Officer


Dated: September 19, 1997


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of September 15, 1997 by the following persons on behalf of Registrant and in the capacities indicated.


/s/ Michael Nafash                        Dated:September 19, 1997
------------------                        ------------------------
Michael Nafash, Director, CEO, CFO and
  President

                                    EXHIBITS

   Except where otherwise indicated, the following exhibits are incorporated by reference to the exhibits in documents previously filed with the Securities and Exchange Commission:

     2.01 Agreement and Plan of Merger, dated July 21, 1995 by and among the Company, Evolutions, Inc. (NJ), GSC Acquisition Corporation and Robert O'Brien(1)
     2.02 Agreement and Plan of Merger dated February 6, 1996, between Gold Securities Corporation and Evolutions, Inc.(2)
     3.01 Certificate of Incorporation as amended(2)
     3.02 Amended  and  Restated  Bylaws(3)(5)
     10.01Form of 1996  Stock  Option Plan(2)
     10.02Agreement  dated as of September 27, 1995 by and among Gold Securities
          Corporation, Evolutions, Inc., Kidsview, Inc., Direct Connect International Inc., and Amerawell Products Limited(4)
     10.03Management   Agreement   dated  September  27,  1995  by  and  between
          Kidsview, Inc. and Direct Connect International Inc.(4)
     10.04Agreement  of Sale dated  February  26, 1996 among  Evolutions,  Inc.,
          Smart Style Acquisition Corp., Lions Acquisition Corp., Smart Style Industries, Inc., Classic Craft, Inc. and Lions Manufacturing, Inc.(5)
     10.05License Agreement dated February 26, 1996, by and between  Evolutions,
          Inc. and H.W. Carter & Sons, Inc.(5)
     17.01Resignation  of Board of Directors  during the period April 16 through
          May 12, 1997.(6)
--------------------------------------------


     (1) Incorporated by reference to a Current Report on Form 8-K by Gold Securities Corporation dated August 2, 1995 (File No. 1-8958)
     (2) Incorporated by reference to an Information Statement by Gold Securities Corporation dated January 8, 1996 (File No. 1-8958)
     (3) Incorporated by reference to the Company's Registration Statement on Form 8-B declared effective March 4, 1996 (File No. 0-27788)
     (4) Incorporated by reference to the Company's Current Report on Form 8-K dated October 10, 1995 (File 0-27788)
     (5) Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 1996 (File 0-27788)
     (6) Incorporated by reference to the Company's Current Report on Form 8-K dated June 10, 1996 (File 0-27788)

                       EVOLUTIONS, INC AND SUBSIDIARIES

                  REPORT OF CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 1996 (UNAUDITED) AND 1995
        AND THE PERIOD JANUARY 21, 1994 (INCEPTION) TO DECEMBER 31, 1994


                                    CONTENTS

                                                                         Page

Consolidated Balance Sheets as of
  December 31, 1996 (unaudited) and 1995                                  F-1


Consolidated  Statements  of  Operations  for the years ended  December 31, 1996
 (unaudited) and 1995 and the period January 21, 1994 (inception) to
 December 31, 1994                                                        F-2


Consolidated  Statement of Stockholders' Equity for the years ended December 31,
 1996 (unaudited) and 1995 and the period January 21, 1994 (inception) to
 December 31, 1994                                                        F-3


Consolidated  Statements  of Cash Flows for the years  ended  December  31, 1996
 (unaudited) and 1995 and the period January 21, 1994 (inception) to
 December 31, 1994                                                        F-4


Notes to consolidated financial statements                                F-5

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          December 31,
                                                                 --------------------------------
ASSETS                                                                 1996             1995
                                                                 --------------    --------------
                                                                   (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                     $    222,284    $     11,508
   Due from agent (Note 5)                                            318,000            --
   Due from broker                                                       --           280,851
   Investments in available-for-sale securities
       (Note 4)                                                         7,173         762,119
   Accounts receivable                                                358,142         183,689
   Due from factor                                                    257,687
   Inventories                                                      5,246,163            --
   Prepaid expenses and other current assets                          207,659          15,000
                                                                 ------------    ------------
                                                                    6,617,108       1,253,167

PROPERTY, PLANT AND EQUIPMENT, net (Note 7)                           504,087          89,147
GOODWILL, net of accumulated amortization (Note 2c)                      --           261,262
LICENSES, net of accumulated amortization (Note 2c)                      --           976,190
OTHER ASSETS                                                           50,693            --
                                                                 ------------    ------------
                                                                 $  7,171,888    $  2,579,766
                                                                 ============    ============


LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Due to factor (Note 8)                                       $  1,138,421    $       --
    Payroll taxes payable (Note 9)                                    935,659            --
    Accounts payable                                                5,604,688         664,866
    Accrued expenses                                                1,721,246         168,311
    Accrued compensation                                                 --           112,500
    Bridge notes payable (Note 10)                                    850,000            --
    Loans payable (Note 11)                                           143,719         809,500
    Long-term debt in default (Note 12)                               841,776            --
                                                                 ------------    ------------
                                                                   11,235,509       1,755,177
                                                                 ------------    ------------

COMMITMENTS (Notes 20)

STOCKHOLDERS' EQUITY:  (Notes 3 and 13)
   Common stock, $.01 par value; 50,000,000 shares authorized;
       6,562,280 issued and outstanding at December 31, 1996           65,623            --
   Common stock, no par value, 50,000,000 shares
       authorized; 3,599,553 issued and outstanding
       at December 31, 1996, stated at                                   --         3,392,035
    Preferred stock; authorized 5,000,000 shares;
       -0- issued and outstanding                                        --              --
    Additional paid-in capital                                      9,469,585            --
    Deficit                                                       (13,584,610)     (1,944,490)
    Unrealized holding loss on securities available-for-sale          (10,269)       (622,956)
       (Note 4)
    Treasury stock                                                     (3,950)           --
                                                                 ------------    ------------
                                                                   (4,063,621)        824,589
                                                                 ------------    ------------

                                                                 $  7,171,888    $  2,579,766
                                                                 ============    ============

                        See notes to financial statements

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Years Ended                 Period
                                                  December 31,            January 21, 1994
                                      ---------------------------------    (Inception) to
                                          1996                 1995       December 31, 1994
                                       ---------------   --------------    ------------
                                            (Unaudited)

REVENUES                                  $ 21,521,910    $    571,326    $    124,281

COST OF SALES                               17,078,057         433,782         216,389
                                          ------------    ------------    ------------

GROSS PROFIT                                 4,443,853         137,544         (92,108)
                                          ------------    ------------    ------------

COSTS AND EXPENSES:
    Selling, general and administrative      5,023,238         832,379          94,205
    Advertising and promotion                4,677,748         143,813         133,040
    Amortization                               318,177          60,169            --
    Bad debt expense                            56,751         199,195            --
                                          ------------    ------------    ------------

                                            10,075,914       1,235,556         227,245
                                          ------------    ------------    ------------

OPERATING LOSS                              (5,632,061)     (1,098,012)       (319,353)
                                          ------------    ------------    ------------

OTHER:
    Write-off of intangible assets           2,809,145            --              --
    Write-off of fixed assets                1,844,135            --              --
    Loss on sale of securities                 594,189         407,538          60,874
    Interest expense                           766,433          98,319           3,573
    Interest income                             (5,843)           (917)        (42,262)
                                          ------------    ------------    ------------

                                             6,008,059         504,940          22,185
                                          ------------    ------------    ------------

NET LOSS                                  ($11,640,120)   ($ 1,602,952)   ($   341,538)
                                          ============    ============    ============

NET LOSS PER SHARE (Note 13)              $      (1.77)   $       (.52)   $       (.27)
                                          ============    ============    ============

Weighted average number of common
    share outstanding (Note 13)              6,562,281       3,079,358       1,265,297
                                          ============    ============    ============


                        See notes to financial statements

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (SEE NOTES 3 AND 13)
                                                                                                  Unrealized
                                          Common Shares                                            Loss on
                          -----------------------------------------     Additional                Available-
                           Common,    Common,   Common,                  Paid-in                   for-Sale     Treasury
                           $10 Par    No Par    $.01 Par    Amount       Capital        Deficit   Securities    Stock       Total
                           -------    ------    --------    ------       -------        -------   -----------    -----       -----

Initial capital-
 ization,
 Janurary 21, 1994       200        $--         $--    $     2,000   $    23,000          $--         $--      $--         $ 25,000
Issuance of stock
 to parent               800         --          --          8,000       842,000          --          --        --          850,000
Unrealized holding
 loss on available-
 for-sale
 securities
 (Note 4)               --           --          --           --            --            --       (70,394)     --          (70,394)
Net loss                --           --          --           --            --        (341,538)       --        --         (341,538)
                      ------   ----------   ---------  -----------   -----------   -----------   ---------   -------   ------------

Balance,
 December 31, 1994     1,000            0           0       10,000       865,000      (341,538)    (70,394)        0        463,068

Issuance of stock
 to parent               850         --          --          8,500     1,916,500          --          --        --        1,925,000
Surrender of stock      (200)        --          --         (2,000)        2,000          --          --        --                0
Capital contribution    --           --          --           --         300,000          --          --        --          300,000
Merger with Gold
 Securities Inc.
 (Note 3a)            (1,650)   3,550,053        --      3,300,535    (3,083,500)         --          --        --          217,035
Issuance of stock
 in connection with
 asset acquisition
 (Note 3b)              --         49,500        --         75,000          --            --          --        --           75,000
Change in unrealized
 holding loss on
 available-for-sale
 securities (Note 4)    --           --          --           --            --            --      (552,562)     --         (552,562)
Net Loss                --           --          --           --            --      (1,602,952)       --        --       (1,602,952)
                      ------   ----------   ---------  -----------   -----------   -----------   ---------   -------   ------------
Balance,
 December 31, 1995         0    3,599,553           0    3,392,035             0    (1,944,490)   (622,956)        0        824,589
       (Unaudited)
Adjustments for
 reverse split          --          6,236        --           --            --            --          --        --                0
Merger to affect
 change of state
 of incorporation       --     (3,605,789)  3,605,789   (3,355,977)    3,355,977          --          --        --                0
Issuance of stock
 in connection
 with asset
 acquisition
 (Note 3c)              --           --       845,000        8,450     1,194,550          --          --        --        1,203,000
Issuance of common
 shares for payment
 of accrued bonuses     --           --       125,000        1,250       111,250          --          --        --          112,500
Issuance of securi-
 ties in private
 placements for
 cash, net              --           --     1,832,500       18,325     4,559,348          --          --        --        4,577,673
Issuance of securi-
 ties in conversion
 with debentures        --           --       153,991        1,540       248,460          --          --        --          250,000
Change in unrealized
 holding loss on
 available- for-sale
 securities (Note 4)    --           --          --           --            --            --       612,687      --          612,687
Repurchase of shares    --           --          --           --            --            --          --      (3,950)        (3,950)
Net loss                --           --          --           --            --     (11,640,120)       --        --      (11,640,120)
                      ------   ----------   ---------  -----------   -----------   -----------   ---------   -------   ------------

Balance,
 December 31, 1996         0            0   6,562,280  $    65,623   $ 9,469,585  ($13,584,610)  ($ 10,269)  ($3,950)  ($ 4,063,621)
                      ======   ==========   =========  ===========   ===========   ===========    =========   =======   ============

                       See notes to financial statements

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Years Ended                Period
                                                                    December 31,          January 21, 1994
                                                         -------------------------------    (Inception) to
                                                              1996              1995      December 31, 1994
                                                         --------------   --------------  -----------------
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              ($11,640,120)   ($ 1,602,952)   ($   341,538)
                                                          ------------    ------------    ------------
    Adjustments to reconcile net loss to net cash used in operating activities:
    Write-off of intangible assets                           2,638,145            --              --
    Write-off of fixed assets                                1,844,135            --              --
           Bad debt expense                                     56,751         199,195            --
           Depreciation and amortization                       554,015         102,482           1,653
           Non-cash compensation                                  --              --            25,000
           Loss on sale of securities                          594,189         407,538          60,874
           Non-cash interest income                               --              --           (37,500)
           Changes in operating assets and liabilities:
              (Increase) decrease in assets:
                 Accounts receivable                          (231,204)       (183,689)           --
                 Prepaid expenses and other                   (207,659)           --              --
                 Due from contractor                              --              (381)       (148,814)
                 Due from agent                               (318,000)           --              --
                 Due from factor                               242,313            --              --
                 Inventory                                  (3,857,991)          9,000          (9,000)
                 Other assets                                  (50,693)           --              --
              Increase in liabilities:
                 Accounts payable                            3,668,857         634,455          30,814
                 Accrued expenses                            1,555,456         119,171          48,140
                 Payroll taxes payable                         935,659            --              --
                 Accrued compensation                             --           112,500            --
                                                          ------------    ------------    ------------
           Total adjustments                                 7,423,973       1,400,271         (28,833)
                                                          ------------    ------------    ------------
           Net cash used in operating activities            (4,216,147)       (202,681)       (370,371)
                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                (802,612)       (124,849)         (8,264)
    Increase in due from broker                                280,851        (280,851)           --
    Proceeds from sales of securities                          773,444         486,165       1,205,170
    Additions to licenses                                     (100,000)           --              --
    Purchases of available-for-sale securities                    --            (4,000)       (878,322)
    Increase in loans receivable                                  --        (1,100,000)        (50,000)
    Repayment of loans receivable                                 --           150,000            --
    Increase in note receivable-officer                           --              --           (40,000)
    Repayment in note receivable                                15,000          25,000            --
    Net cash paid for Smart Style acquisition               (1,038,237)           --              --
    Net cash paid for Gold acquisition                            --           (54,989)           --
                                                          ------------    ------------    ------------
           Net cash (used in) provided by
               investing activities                           (871,554)       (903,524)        228,584
                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from factor                                 638,421            --              --
    Proceeds from debt borrowings                            4,013,583         795,000          14,500
    Repayments of debt                                      (2,605,250)           --              --
    Loan from related party                                       --              --            54,000
    Repayment to related party                                    --              --           (54,000)
    Net proceeds from issuance of stock                      3,255,673            --           150,000
    Capital contribution                                          --           300,000            --
    Repurchase of treasury stock                                (3,950)           --              --
                                                          ------------    ------------    ------------
           Net cash provided by financing activities         5,298,477       1,095,000         164,500
                                                          ------------    ------------    ------------

Net increase (decrease) in cash                                210,776         (11,205)         22,713
Cash and cash equivalents at beginning of period                11,508          22,713            --
                                                          ------------    ------------    ------------

Cash and cash equivalents at end of period                $    222,284    $     11,508    $     22,713
                                                          ============    ============    ============

                        See notes to financial statements

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        YEARS ENDED DECEMBER 31, 1996 (Unaudited) AND 1995 AND THE PERIOD
                JANUARY 21, 1994 (INCEPTION) TO DECEMBER 31, 1994


1.       Nature of Operations

         Evolutions, Inc. (the "Company" or "Evolutions") was formed on January 21, 1994 and is engaged in the manufacturing and marketing of apparel and the marketing of a line of toy animals.

         The  consolidated  financial  statements  include  the  accounts of the
Company  and  its   wholly-owned   subsidiaries.   Intercompany   balances   and
transactions have been eliminated. See Note 3a with respect to the Gold Securities Corporation merger and the basis of presentation.

         On May 15, 1997, the apparel subsidiaries' secured lender, Heller Financial, Inc., foreclosed on substantially all of the assets of the apparel subsidiaries. Effective June 6, 1997, the apparel subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. (see Note 8).

         On July 15, 1997, the license for KVI's rights to market TEA BUNNIES (Trademark) were foreclosed on by the licensor.

         The consolidated financial statements for the year ended December 31, 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles. In the opinion of management all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included. Due to the Company's financial position, the Company did not have the monies necessary to have Holtz Rubenstein & Co., LLP, independent public accountants for the past fiscal year, complete the audit.

2.       Summary of Significant Accounting Policies

         a.  Inventories

         Inventories are valued at the lower of cost (first-in, first-out method) or market.

         b.  Revenue recognition

         The Company's revenue is from the sale of apparel and toys. The Company recognizes revenues as products are shipped.

         c.  Depreciation and amortization

         Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

         Intangible assets are amortized using the straight-line method over the following periods:
                           Goodwill                           10 years
                           Licenses                            7 years

         The goodwill was acquired when the Company purchased Smart Style Industries Inc. and Affiliates (see Note 3c). Substantially all of the assets related to this purchase were foreclosed upon on May 15, 1997 (see Note 8) and the goodwill was written-off.

         The  licenses  were  for  KVI's  rights  to  manufacture   TEA  BUNNIES
(Trademark). On July 15, 1997, the licensor terminated KVI's rights to the license and the license was written-off.

         d.  Income taxes

         The Company provides for Federal and State income taxes based upon financial accounting income. Deferred income taxes are recorded in instances where transactions are included in different periods for financial reporting and income tax purposes.

         e.  Statements of cash flows

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         f.  Marketable securities

         Trading securities consist of equity securities held for the purpose of selling in the near term. They are reported at fair market value, with unrealized gains and losses included in earnings.

         Available-for-sale securities are carried at fair value with the unrealized holding gain (loss) included in stockholders' equity. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

         g.  Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         h.  Reclassifications

         Certain reclassifications have been made to the financial statements for the periods ended December 31, 1995 and 1994 to conform with the classifications used in 1996.

3.       Business Combinations

         a.  Gold Securities Corporation

         On July 24, 1995, Gold Securities Corporation ("Gold") acquired Evolutions by merging a wholly-owned subsidiary, GSC Acquisition Corporation, into the Company. The holders of Evolutions' stock received an aggregate of 330,000 shares of Gold common stock and the right to receive an additional 2,932,089 upon shareholder approval to increase Gold's authorized number of shares. As a result of this transaction, voting and management control of the Company was transferred to the shareholders of Evolutions. This transaction has been accounted for as a reverse acquisition with Evolutions deemed the acquiree. In addition, the Company paid a $75,000 finder's fee in connection with this transaction.

         As a result of this transaction, the following was recorded at July 24, 1995:

Cash                                                                $   (55,000)
Goodwill                                                                272,600
                                                                    -----------
                                                                    $   217,600
                                                                    ===========

Accrued expenses                                                    $       600
Common stock                                                          3,000,600
Additional paid-in-capital                                           (2,783,600)
                                                                    -----------
                                                                    $   217,600
                                                                    ===========

         b.  Direct Connect International

         On September 27, 1995, Kidsview, Inc. ("KVI"), a wholly-owned subsidiary of Evolutions, purchased the rights and interest in certain product lines of Direct Connect International Inc. ("DCI"), a distributor of infant, preschool, and general soft toy products. Consideration consisted of the cancellation of loans aggregating $950,000 and issuing 49,500 shares of the Company's common stock. DCI is entitled up to an additional 132,000 shares of the Company's common stock based upon certain performance levels of the product lines over the next two years.

         As part of the agreement, DCI is managing the product lines for a specified period, for which it receives an amount equal to its monthly operating costs. The agreement provides for a maximum monthly fee of $85,000. These management services include the services of DCI's president. The first $150,000 of fees were offset against DCI's indebtedness to EVO under a secured note. Fees under this agreement approximated $900,000 and $300,000 for the years ended 1996 and 1995, respectively.

         As an inducement for the Company to enter into this agreement, DCI will issue to Evolutions warrants to purchase 100,000 shares of its stock at an exercise price of $.10 and 250,000 shares of its stock at an exercise price of $.20. No value was assigned to these warrants.

         As a result of this transaction, the following was recorded at September 27, 1995:

Licenses                                                            $ 1,025,000
Prepaid management fees                                                 150,000
Notes receivable                                                     (1,100,000)
                                                                    -----------
                                                                    $    75,000
                                                                    ===========

Common stock                                                        $    75,000
                                                                    ===========

         c.  Business acquisition

         On February 26, 1996, the Company acquired certain assets of Smart Style Industries Inc. and Affiliates (the "Seller"), a North Carolina-based apparel manufacturer. Consideration, as amended, consisted of (i) $1,125,000 cash, (ii) a 30 day $500,000 promissory note, (iii) the assumption of liabilities approximating $1,200,000, and (iv) 700,000 shares of the Company's Common Stock. The Company also issued warrants to the Seller to purchase 100,000 shares of the Company's Common Stock.

        The Company operates these assets through its wholly-owned subsidiaries, Smart Style Acquisition Corp. and Lions Holding Corp. (Collectively "SSA"). The Company's line of recycled apparel products ("EVO") will be combined with the operations of SSA.

        In connection with the purchase, SSA entered into a license agreement for the right to use certain trademarks.

         In addition, SSA entered into a five-year employment agreement with an officer of the Seller which provides for minimum annual salary of $150,000. The employee was also issued 20,000 shares of common stock. The employee resigned from SSA in April 1997.

         As a result of this transaction, the following was recorded at February 26, 1996 (unaudited):

Inventories                                                           $1,388,172
Property, plant and equipment                                          1,606,000
Goodwill                                                               1,443,871
                                                                      ----------
                                                                      $4,438,043
                                                                      ==========

Accounts payable                                                      $1,030,404
Accrued expenses                                                         250,000
Loans payable                                                             72,222
Mortgage payable                                                         460,417
Common Stock                                                               7,000
Additional Paid-in-Capital                                             2,618,000
                                                                      ----------
                                                                      $4,438,043
                                                                      ==========
         Pro-forma consolidated information assuming these transactions had taken place as of January 21, 1994 is as follows:

                                                                   Period
                                           Years Ended         January 21, 1994
                                            December 31,       (Inception) to
                                    ------------------------     December 31,
                                   1996           1995              1994
                                -------------  -------------    ----------
                                 (Unaudited)

Revenues                        $ 23,382,670   $ 11,125,697   $ 13,269,727
Net loss                         (11,246,460)    (2,999,752)      (894,783)
Net loss per share                     (1.71)          (.84)          (.71)
Weighted average number
      of shares outstanding        6,562,281      3,574,358      1,265,297
                                                        F-9

         d.  License Agreement

         On September 9, 1996, KVI entered into a license agreement with Sandbox Entertainment, Inc. ("SEI") with respect to Pillow People (Trademark) stuffed toy and doll products. The license is exclusive and KVI can only sell Pillow People (Trademark) in the United States, its territories and possessions and Canada. However, the license grants KVI worldwide manufacturing rights. The license expires on December 31, 1998. KVI has the option of renewing the license for one three-year term, upon 60 day notice prior to the end of the initial term. The royalty rate ranges from 6% to 10% based on sales in the United States and from 8% to 10% based on FOB sales. Pursuant to the license agreement, KVI made an advance payment to SEI of $50,000 with a minimum guarantee, due by the end of the initial term, of $200,000. With respect to renewal of the license agreement, KVI will be obligated to make an advance payment, due on the first day of the renewal term, of $100,000 with a minimum guarantee, due by the end of the renewal term, of $400,000.

4.       Investments in Available-for-Sale Securities

         Investments in available-for-sale securities consist of the following:

                                        December 31,
                                      1996      1995
                                   ---------  --------
                                   (Unaudited)
PureTec International common stock  $   --    $575,000
Other equity securities                7,173   187,119
                                    --------  --------
                                    $  7,173  $762,119
                                    ========  ========

         Gross unrealized gains and gross unrealized losses pertaining to marketable securities were as follows:
                                        December 31,
                                      1996         1995
                                    ---------   --------
                                   (Unaudited)
Gains                              $    --     $  81,419
Losses                               (10,269)   (704,375)
                                   ---------   ---------
                                   $ (10,269)  $(622,956)
                                   =========   =========

Proceeds from the sale of marketable securities available-for-sale and the resulting loss were:

                                                              Period January 21, 1994
                                    Years Ended December 31,    (Inception) to
                      1996                   1995               December 31, 1994
              --------------------  ----------------------      -----------------
                  (Unaudited)
                           Gain                    Gain                      Gain
             Proceeds     (Loss)    Proceeds      (Loss)       Proceeds     (Loss)
             --------   ---------   --------    ----------    ----------   --------

Total gain  $ 637,794   $  16,957   $ 130,249   $    38,448   $ 1,003,883   $ 24,925
Total loss    135,650    (611,146)    355,916      (445,986)      201,287    (85,799)
            ---------   ---------   ---------   -----------   -----------   --------
            $ 773,444   $(594,189)  $ 486,165   $  (407,538)  $ 1,205,170   $(60,874)
            =========   =========   =========   ===========   ===========   ========

5.       Due from Agent

          Due from agent represents funds held by the Hong Kong-based agent of KVI.

6.       Inventories

         Inventories consist of the following at December 31, 1996 (Unaudited):

Raw Materials                              $1,170,968
Work-in-process                             1,036,570
Finished goods                              3,038,625
                                           ----------
                                           $5,246,163
                                           ==========


7.       Property, Plant and Equipment

         Property, plant and equipment, at cost, consist of the following:
                                                             December 31,
                                                         1996            1995
                                                        -----            -----
                                                     (Unaudited)
Buildings and improvements                             $350,000         $   --
Machinery and equipment                                 220,000             --
Molds                                                      --            118,884
Office equipment                                         14,229           14,229
                                                    -----------      -----------
                                                        584,229          133,113
Less accumulated depreciation                            80,142           43,996
                                                   ------------     ------------
                                                       $504,087         $ 89,147
                                                     ==========        =========

         The building was SSA's manufacturing facility. On July 29, 1997, the building was foreclosed on by SSA's lender. The building's valued was determined by an independent appraiser.

         Additionally, machinery and equipment related to SAA's business activity. The machinery and equipment are valued at $220,000. On May 15, 1997, the assets were foreclosed upon (see Note 8) by SSA's secured lender and were subsequently auctioned for approximately $220,000.

         The molds were used for the production of TEA BUNNIES (Trademark) by KVI. As KVI could no longer make royalty payments to the license holder, the licensee terminated KVI's rights to the license. The molds have no value.

8.       Due to Factor

         In February 1996, SSA entered into a financing agreement with First Factors Corporation whereby SSA may take advances on their uncollected accounts receivable up to a limit of 90%. This facility was terminated by SSA on July 2, 1996. In July 1996, SSA and EVO, entered into a financing agreement with Heller Financial, Inc. ("Heller") whereby SSA may take advances on both subsidiaries' uncollected accounts receivable up to a limit of 90%. SSA may over advance on this facility by up to $1,000,000. Interest accrues at the prime rate plus 1%. Additionally, a fee of 0.75% is due on invoices assigned. The facility can be canceled by either party on sixty days written notice. This facility is collateralized by the accounts receivable and finished goods inventory of SSA and EVO and guaranteed by the Company. This facility supersedes the facility entered into in February 1996 between the SSA and First Factors, Inc. As part of the agreement, Heller has indemnified First Factors, Inc. against all outstanding over advances and uncollected accounts receivable.

         In April 1996, KVI entered into a financing agreement with Heller whereby KVI may take advances on uncollected accounts receivable up to a limit of 90%. Interest accrues on monies advanced at the prime rate plus 2%. Additionally, a fee of 1% is due on amounts advanced. This facility is guaranteed by the accounts receivable and domestic inventory of KVI and also by the Company. Because of the bankruptcy proceedings with SSA, Heller advised KVI that it would no longer make advances to KVI (see Note 20).

        On May 15, 1997, Heller foreclosed on substantially all of the assets of SSA. Effective, June 6, 1997, the subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. SSA is in the process of actively seeking the return of preference payments made ninety days prior to the bankruptcy. Proceeds will be used for secured creditors and any remaining balance will be distributed to priority creditors.

9.       Payroll Taxes Payable

         Payroll tax payable includes delinquent federal and state payroll tax installments of approximately $810,000 and accrued penalties and interest of approximately $125,000 thereon.

10.      Bridge Notes Payable

         In 1996, the Company borrowed an aggregate of $3,450,000 from various outside sources (the "Bridge Lenders"). The Bridge Lenders received short-term notes for the face amount of the loans bearing interest at 8% per annum. In addition, the Company issued to the Bridge Lenders and loan facilitators warrants to purchase a total of 4,575,000 shares of the Company's Common Stock. The warrants have an exercise price of $3.50 per share of stock purchased and expire five years from the date of issuance. The Company recorded an interest charge of $42,000 related to these warrants.

         In May 1996, the Company borrowed an additional $100,000 on terms identical to the original Bridge Notes and used those proceeds to repay some of the expiring Bridge Notes.

         In October 1996, $100,000 of Bridge Notes were converted into the private placement and, in addition, the Company converted $400,000 of Bridge Notes into a Convertible Note bearing interest at 8%. The terms allow the holder to convert the Convertible Note into the private placement until the due date on April 22, 1997. The balance of the Bridge Notes totaling $450,000 have been converted into Demand Notes. The Convertible Notes and Demand Notes are currently in default.

11.      Loans Payable

         At December 31, 1996, the Company had loans payable and accrued interest of approximately $148,000 consisting of secured notes to relatives and affiliates of Michael Nafash, CEO, President and a Director of the Company. The notes are due on demand and bear interest at the rate of 12% per annum. The notes are secured by 25,000 shares of Glasgal Communications Inc. common stock and all other marketable securities held by the Company. On May 29, 1997, the noteholder foreclosed on the collateral and has since accepted the collateral as full payment of the debt. At that date, the collateral had a market value of approximately $100,000.

12.      Long-Term Debt in Default

         Long-term   debt  consists  of  the  following  at  December  31,  1996
(Unaudited):

Mortgage payable, bearing interest
 at prime plus 1 1/2%, payable in monthly
 installments  of $4,167 plus  interest
 through May 1999 at which time a balloon
 payment of approximately $604,000 is due,
 collateralized by land and building of SSA                             $716,667

Equipment note, bearing interest at 17%,
 payable in monthly  installments  of
 $3,081, including interest through
 September 1999, collateralized by certain
 equipment of SSA                                                         80,665
(Continued)
                                      F-13

(Continued)
Note  payable, bearing  interest at prime
 plus  3/4%,  payable  in  monthly
 installments  of $2,778 plus  interest
 through  April 1998,  collateralized  by
 machinery and equipment of SSA.                                          44,444
                                                                      ----------
                                                                         841,776
Less current portion                                                     108,420
                                                                      ----------
                                                                       $ 733,356
                                                                      ==========

         SSA is in default of its current portion of long-term debt. Therefore, all of the debt is classified as current liabilities.

13.      Stockholders' Equity

         a.  Capitalization

         The Company's authorized capital consists of 50,000,000 shares of common stock with $.01 par value and 5,000,000 shares of preferred stock. The terms and rights of the preferred shares will be determined by the Board of Directors at the time of issuance.

         b.  Reverse stock split

         On February 2, 1996, the Company's shareholders authorized a .033 for one reverse stock split of common stock outstanding. All per share and weighted average share amounts have been restated to reflect this stock split.

         c.  Initial capitalization

         In January 1994, the Company issued 200 shares to the founding shareholders in consideration for services provided. The services and shares were valued at $25,000.

         d.  Issuance of shares to PureTec

         In June 1994, the Company issued 800 shares of common stock (representing 80% of the outstanding shares) to PureTec Corporation ("PureTec") for $150,000 cash and 153,850 shares of PureTec's common stock (valued at $700,000). The 153,850 shares represented approximately 1% of PureTec's outstanding common stock. The Company sold these shares in July 1994 for net proceeds approximating $700,000.

        In March 1995, the Company issued an aggregate of 850 shares of common stock and 55 stock options ("1995 options") to PureTec and certain of its officers for 350,000 shares of PureTec common stock (valued at $5 1/2 per share, the trading price of PureTec stock on the date of the transaction). The
                                      F-14

350,000 shares represented approximately 2% of PureTec's outstanding common stock. Concurrently, the founding shareholders surrendered 200 shares of common stock and outstanding options in exchange for 165 stock options ("1995 options"). The 1995 options, as adjusted for the merger and reverse stock split, provide for the issuance of 400,000 shares at $.30 per share.

         As of December 31, 1996, PureTec holds 41% of the Company's outstanding common stock.

         e.  Capital contribution

         In July 1995, PureTec made a $300,000 cash contribution to the Company.

         f.  Private placements

         In March 1996, the Company offered a private placement of its securities. The placement consists of 500,000 Units at a purchase price of $5.00 per Unit. Each Unit consists of two shares of the Company's Common Stock and one Stock Purchase Warrant to acquire one share of the Company's Common Stock at an exercise price of $3.50. The Stock Purchase Warrants will expire five years from the date of issue. As of December 31, 1996, the Company had sold a total of 475,750 Units in this offering for total proceeds of $2,378,750. Of the funds received, $1,900,000 were from the conversion of Bridge Note into the private placements and the balance is direct investments in the private placement.

         In May 1996, the Company commenced a second private placement of its securities. The placement consists of 600,000 Units, each consisting of two shares of the Company's Common Stock and one Stock Purchase Warrant to acquire one share of the Company' Common Stock in exchange for $3.50, at a purchase prince of $5.00 per Unit. The Stock Purchase Warrant will expire five years from the date of issue. As of December 31, 1996, the Company had sold a total of 440,000 Units in this offering for total proceeds of $2,200,000. Of the funds received, $100,000 was used for the repayment of Bridge Notes, and the balance has been used for working capital.

         One of the investors in the private placements was DCI. As part of the consideration for their 160,000 Units, DCI transferred to Evolutions equity securities of a publicly traded unrelated third party with a fair market value of $800,000. The Company subsequently transferred these securities to repay $800,000 of outstanding Bridge Loans (Note 10). The Company recognized no gain or loss on these transactions.

         g.  Loss per share

         Net loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period presented. The weighted average number of shares gives effect to the exchange of Evolutions for Gold Securities.
                                                         F-15

         h.  Reserved shares

         Common shares reserved at December 31, 1996 are as follows:
1995 Options                       100,000
1996 Stock Option Plan             500,000
                                   -------
                                   600,000
                                   =======
         i.  Convertible Debentures

          On August 15, 1996, the Company issued convertible debentures in the principal amount of $250,000. The debentures carry an interest rate of 3.0% and are due on December 31, 1996. The debentures are convertible, on or after September 24, 1996, into Common Stock at a rate equal to 67% of the average bid and ask price on the date of conversion. The funds raised through this financing was exclusively used for the repayment of the Bridge Notes. On September 29, 1996, $50,000 of the proceeds was converted into 21,322 shares for the Company's Common Stock. On December 31, 1996, the remaining balance of $200,000 was converted into 132,669 shares of the Company's Common Stock.

14.      Income Taxes

         At December 31, 1996, the Company has a 100% valuation allowance against the deferred income tax asset related to net operating loss carry forwards.

15.      Supplementary Information-Statement of Cash Flows

         Cash paid for interest approximated $321,000 and $20,000 for the years ended December 31, 1996 and 1995, and $3,600 for the period January 21, 1994 (inception) to December 31, 1994, respectively.

         In January 1994, the Company issued common stock to the founding shareholders for services provided (see Note 13d). In June 1994 and March 1995, the Company issued common stock to PureTec for an aggregate of 503,850 shares of PureTec common stock (See Note 13d). In October 1994, the Company received marketable securities (valued at $37,500) as consideration for a loan made to a third party.

         During 1995, the Company loaned $1,100,000 to DCI under two notes. In September 1995, $950,000 of the loan was canceled with the acquisition of certain assets of DCI, and the remaining $150,000 was offset against a management fee (see Note 3b).

16.      Fair Value of Financial Instruments

         The Company has adopted Financial Accounting Standards Board Statement No. 107, which required disclosures about the fair value of the Company's financial instruments. The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

         Current Assets and Current Liabilities: The carrying amount of cash and temporary cash investments, current receivables and payables and certain other short-term financial instruments approximate their fair value.

         Loans Payable: The carrying amount of loans payable, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, approximate their fair value.

         The  carrying  amount  and  fair  value  of  the  Company's   financial
instruments at December 31, 1996 are as follows:
                                                 Carrying       Fair
                                                  Amount        Value
Cash and cash equivalents                      $  222,284   $  222,284
Investments in available-for-sale securities        7,173        7,173
Other current assets                              207,659      207,659
Accounts payable and accrued expenses           7,325,932    7,325,932
Loans payable                                     143,719      143,719

17.      Major Customers

         In 1996, the Company operated in two industry segments, apparel and toys. In the apparel segment, one customer accounted for 11% of the total apparel revenues. In the toy segment, two customers accounted for 30% and 27% of the toy revenues. These same two customers accounted for 17% and 10%, respectively, of total revenues in 1995. No single customer accounted for more than 10% of revenues in 1994.

18.      Advertising

         KVI expenses the production costs of advertising the first time the advertising takes place. Advertising expense approximated $4,129,000, $124,000 and $1,000 in 1996, 1995 and 1994, respectively.

19.      Industry Segments

         The Company operates in two industry segments, apparel and toys. Information concerning the Company's business segments as of December 31, 1996 (unaudited) is as follows:

                                  Clothing          Toys         Consolidated

Revenues                        $ 12,432,880    $  9,089,300    $ 21,521,910
Operating loss                    (2,810,781)     (2,821,280)     (5,632,061)
Identifiable assets                4,706,348       2,465,540       7,171,888
Depreciation and amortization        503,648          50,367         554,015
Capital expenditures                 144,266         658,346         802,612

         The Company operates in two industry segments, apparel and toys. Information concerning the Company's business segments as of December 31, 1995 is as follows:

                                   Clothing        Toys        Consolidated

Revenues                        $   349,200    $    22,100    $   571,300
Operating loss                     (523,000)      (575,000)    (1,098,000)
Identifiable assets               1,359,900      1,219,900      2,579,800
Depreciation and amortization        14,000         88,500        102,500
Capital expenditures                  5,900        118,900        124,800

         In 1994, the Company operated solely in the apparel segment.

         KVI's line of toys is manufactured in Asia and sold to North American retailers and distributors.

20.      Subsequent Events

         In April 1997, SSA ceased its apparel manufacturing operations at it Gastonia, GA location and laid off all employees involved in the manufacturing process.

         On April 30, 1997, SSA sold its Cutecumber (registered Trademark) line to Snake Creek Manufacturing Co., Inc., for cash and a future royalty, all of the proceeds which were made payable to Heller in accordance with SSA's financing agreement with Heller.

         Effective April 30, 1997, the management agreement between DCI and KVI terminated. KVI has not generated any revenue since April 30, 1997 and there can be no assurance that KVI will be successful in generating revenues in the future.
                                      F-18

         On May 2, 1997, the owner of the H.W. Carter Watch the Wear (Registered Trademark) label terminated SSA's rights to the license.

         On May 15, 1997, SSA's secured lender, Heller foreclosed on substantially all of the assets. Effective June 6, 1997, the subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. SSA is in the process of actively seeking the return of preference payments made ninety days prior to the bankruptcy. Proceeds will be used for secured creditors and any remaining balance will be distributed to priority creditors.

         On July 15,1997, the licensor of TEA BUNNIES (Trademark) terminated KVI's rights to the license.