Form 10-Q
period 1997-03-31
EVOLUTIONS INC
filed 1998-01-15
CIK 1009326

-------------------------------------------------------------------------------





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              -----------------------------------------------------

(Mark one)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the Quarterly period ended March 31, 1997

[     ]  Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 (No Fee Required) for the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

         Class                                 Outstanding at January 15, 1998
Common Stock, $.01 par value                          6,562,280






--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The financial statements commence on Page F-1.


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

         On September 27, 1995, Kidsview, Inc. ("KVI"), a wholly owned subsidiary of the Company, purchased certain assets of Direct Connect
International Inc. ("DCI") consisting primarily of a licensed line of toy animals marketed under the trade names TEA BUNNIES (Registered Trademark) and ZOO BORNS (Registered Trademark). Additionally, KVI entered into an agreement to retain the services of key management personnel from DCI.

         On September 9, 1996, KVI entered into a license agreement with Sandbox Entertainment, Inc. with respect to Pillow People (Trademark) stuffed toy and doll products.

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

         On May 15, 1997, SSA's secured lender, Heller Financial, Inc., foreclosed on substantially all of the assets of the apparel subsidiaries. Effective June 6, 1997, the subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. SSA is in the process of actively seeking the return of preference payments made ninety days prior to the bankruptcy. Proceeds will be used for secured creditors and any remaining balance will be distributed to priority creditors. Subsequently, in December 1997, at the Bankruptcy court's recommendation, the subsidiaries changed their bankruptcy status to Chapter 7.

         On July 15, 1997, the license for KVI's rights to market TEA BUNNIES (Registered Trademark) was terminated by the licensor.

         On October 8, 1997, KVI voluntarily filed for protection from its creditors under Chapter 7 of the United States Bankruptcy Court in the District of New Jersey.

         The following discussion and analysis should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996.

Results of Operations

Three months ended March 31, 1997 and 1996

         The Company had net sales of $8,199,932 for the three months ended March 31, 1997 as compared to $2,108,491 for the three months ended March 31, 1996. The apparel segment recorded sales of $5,966,959 and $1,021,375 for the quarters ended March 31, 1997 and 1996, respectively, and the operating losses were $647,051 and $226,793 for the three months ended March 31, 1997 and 1996, respectively. The quarter ending March 31, 1997 includes three full months of apparel sales, whereas, the quarter ending March 31, 1996 includes sales from February 28, 1996 (date of the SSA acquisition) through March 31, 1997. The increase in net sales is primarily attributable to the Company's full quarter of apparel operations in 1997. The toy segment recorded sales of $2,232,973 and $1,087,116 for the three months ended March 31, 1997 and 1996, respectively, and had operating losses of $2,069,510 and $189,715 for the three months ended March 31, 1997 and 1996, respectively. The increase in toy segment sales can be attributed to increased volume in the first quarter of 1997 as compared to the first quarter of 1996.

         Gross margin for the Company was $1,594,429 for the three months ended March 31, 1997 as compared to $730,346 for the three months ended March 31, 1996. The apparel segment had a gross margin of $1,800,594 for the first quarter of 1997 as compared to $433,260 for the same period in 1996. The increase in apparel gross margin in the first quarter of 1997 can be attributed to significantly increased sales volume due to the Company's purchase of SSA in February 1996. The toy segment which had a gross margin of $(206,165) for the three months ended March 31, 1997 as compared to $297,086 the three months ended March 31, 1996 due to decreased sales volume.

         During the first quarter of 1996, the Company sold the remaining 230,000 PureTec shares and recorded a loss of $248,014 on the sale. The Company had received these shares from PureTec in March 1995 as a capital contribution.

         The Company had a net loss of $2,937,772 for the first quarter of 1997 as compared to a net loss of $704,063 for the same period in 1996.

Financial Position, Liquidity and Capital Resources

          The Company had a working capital deficit of approximately $7,493,764 at March 31, 1997 and $4,618,401 at December 31, 1997. The increase in working capital deficit is attributable to the Company's bankruptcy status; assets were foreclosed upon by the Company's secured creditor and all debt is in default and thus classified as current liabilities.

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

         In October 1996, $100,000 of Bridge Notes were converted into the private placement, as fully described below, and, in addition, the Company converted $400,000 of Bridge Notes into a Convertible Note bearing interest at 8%. The terms allow the holder to convert the Convertible Note into the private placement until the due date on April 22, 1997. The balance of the Bridge Notes totaling $450,000 have been converted into Demand Notes. As of March 31, 1997, the Company had $850,000 of original Bridge Notes outstanding. The Convertible Notes and Demand Notes are currently in default.


Loans Payable

         At March 31, 1997, the Company had loans payable and accrued interest of approximately $148,000 consisting of secured notes to relatives and affiliates of Michael Nafash, CEO, President and a Director of the Company. The notes are due on demand and bear interest at the rate of 12% per annum. The notes are secured by 25,000 shares of Glasgal Communications, Inc. common stock and all other marketable securities held by the Company.

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

     On May 15, 1997, Heller foreclosed on substantially all of the assets of SSA. Effective, June 6, 1997, the subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. SSA is in the process of actively seeking the return of preference payments made ninety days prior to the bankruptcy. Proceeds will be used for secured creditors and any remaining balance will be distributed Subsequently, in December 1996, at the Bankruptcy court's recommendation, the subsidiaries changed their bankruptcy status to Chapter 7.

Mortgage Payable

     In May 1996, SSA refinanced the existing mortgage on its production and warehouse facility located in Gastonia, North Carolina with Branch Bank & Trust Co. ("BB&T"). The $750,000 loan bears interest at the prime rate plus 1.5% payable monthly. The term is for 35 months, with principal payments of $4,166.67 due monthly beginning June 1, 1996, and a balloon payment at May 1, 1999 of $604,166.55. The loan is collateralized by the property and guaranteed by the Company. On July 29, 1997, BB&T foreclosed on the property due to SSA's inability to meet the mortgage payments.
Cash Flow

          The Company currently has no cash flows from operations.

         Net cash provided by operating activities for 1997 was $345,538 which was comprised of a decrease in inventories of $3,968,837, an increase in payroll taxes payable of $370,551 and a decrease in due from agent of $318,000 offset by a net loss of $2,937,772, a decrease in accounts payable of $959,011 and a decrease in accrued expense of $821,097. Additionally, the Company used $552,518 of net borrowings from factor during the three months ended March 31, 1997.

         The Company's statement of cash flows for the quarter ended March 31, 1996 reflects cash used in operations of $2,171,000, which is a result of the net loss of $704,063, an increase in inventories $850,614 and an increase in accounts receivable of $561,581, partially offset by a loss on sales of securities of $248,013. Net cash used in investing activities was $1,342,542, which consists primarily of the purchase of SSA. Cash flows from financing activities consisted of loan proceeds of $4,197,333 offset by a repayment to a related party of $450,000.


Inflation

         The Company has not been materially affected by the impact of inflation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         SSA's secured lender, Heller Financial, Inc., has foreclosed on substantially all of the assets of the apparel subsidiaries. Effective, June 6, 1997, the subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. SSA is in the process of actively seeking the return of preference payments made ninety days prior to the bankruptcy. Proceeds will be used for secured creditors and any remaining balance will be distributed to priority creditors. Subsequently, in December 1997, at the Bankruptcy court's recommendation, the subsidiaries changed their bankruptcy status to Chapter 7.

         On October 8, 1997, KVI voluntarily filed for protection from its creditors under Chapter 7 of the United States Bankruptcy Court in the District of New Jersey.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  (a) Exhibits and (b) Reports of Form 8-K

         (a) None.

         (b) None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     EVOLUTIONS, INC.



                                                    /s/ Michael Nafash
                                                    By:  Michael Nafash
                                                       Chief Executive Officer,
                                                        President, and Chief
                                                        Financial Officer


Dated: January 15, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of January 15, 1998 by the following persons on behalf of Registrant and in the capacities indicated.


/s/ Michael Nafash                                      Dated: January 15, 1998
------------------
Michael Nafash, Director, CEO, CFO and
  President


                        EVOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                         March 31,      December 31,
                                                     ---------------  ----------------
ASSETS                                                     1997             1996
------                                               ---------------  ------------------
                                                       (Unaudited)       (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents ......................   $     15,304    $    222,284
   Due from agent .................................           --           318,000
   Investments in available-for-sale securities ...          7,173           7,173
   Accounts receivable ............................        330,318         358,142
   Due from factor ................................        149,549         257,687
   Inventories (Note 3) ...........................      1,277,326       5,246,163
   Prepaid expenses and other current assets ......           --           207,659
                                                      ------------    ------------
                                                         1,779,670       6,617,108

PROPERTY, PLANT AND EQUIPMENT, net  (Note 4) ......        492,371         504,087
OTHER ASSETS ......................................           --            50,693
                                                      ------------    ------------
                                                      $  2,272,041    $  7,171,888
                                                      ============    ============


LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Due to factor (Note 5) ........................   $    585,903    $  1,138,421
    Payroll taxes payable .........................      1,306,210         935,659
    Accounts payable ..............................      4,645,677       5,604,688
    Accrued expenses ..............................        900,149       1,721,246
    Bridge notes payable ..........................        850,000         850,000
    Loans payable (Note 6) ........................        143,719         143,719
    Long-term debt in default .....................        841,776         841,776
                                                      ------------    ------------
                                                         9,273,434      11,235,509
                                                      ------------    ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000 shares
       authorized; 6,562,280 issued and outstanding
       outstanding at March 31, 1997 ..............         65,623          65,623
   Common stock, no par value, 50,000,000 shares
       authorized; -0- issued and outstanding .....           --              --
    Preferred stock; authorized 5,000,000 shares;
       -0- issued and outstanding .................           --              --
    Additional paid-in capital ....................      9,469,585       9,469,585
    Deficit .......................................    (16,522,382)    (13,584,610)
    Unrealized holding loss on securities .........        (10,269)        (10,269)
      available-for-sale
    Treasury stock ................................         (3,950)         (3,950)
                                                      ------------    ------------
                                                        (7,001,393)     (4,063,621)
                                                      ------------    ------------

                                                      $  2,272,041    $  7,171,888
                                                      ============    ============

                        See notes to financial statements


                        EVOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended
                                                   March 31,
                                              1997           1996
                                          -----------    -----------

                                          (Unaudited)     (Unaudited)

REVENUES ..............................   $ 8,199,932    $ 2,108,491

COST OF SALES .........................     6,605,503      1,378,145
                                          -----------    -----------

GROSS PROFIT ..........................     1,594,429        730,346
                                          -----------    -----------

COSTS AND EXPENSES:
    Selling, general and administrative     3,376,210      1,103,431
    Advertising and promotion .........       934,780           --
    Amortization ......................          --           43,423
                                          -----------    -----------

                                            4,310,990      1,146,854
                                          -----------    -----------

OPERATING LOSS ........................    (2,716,561)      (416,508)
                                          -----------    -----------

OTHER:
    Loss on sale of securities ........          --          248,014
    Interest expense ..................       221,686         39,541
    Interest income ...................          (475)          --
                                          -----------    -----------

                                              221,211        287,555
                                          -----------    -----------

NET LOSS ..............................    (2,937,772)      (704,063)
                                          ===========    ===========

NET LOSS PER SHARE ....................    $    (.45)    $      (.18)
                                          ===========    ===========

Weighted average number of common
    share outstanding .................     6,562,280     3,851,065
                                          ===========    ===========


                                 See notes to financial statements

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                              Unrealized
                                   Common Shares                                               Loss on
             ------------------------------------------------      Additional                 Available-
                Common,     Common,     Common,                     Paid-in                    for-Sale     Treasury
                $10 Par      No Par    $.01 Par        Amount       Capital        Deficit    Securities     Stock     Total
                -------      ------     --------       ------       -------        -------    -----------    -----     -----
Balance,
 December 31,
 1994 ..........   1,000            0           0  $    10,000   $   865,000   ($   341,538)  ($ 70,394)    $----   $    463,068
Issuance of
 stock to
 parent ........     850         --          --          8,500     1,916,500           --          --        --        1,925,000
Surrender of
 stock .........    (200)        --          --         (2,000)        2,000           --          --        --                0
Capital
 contribution ..    --           --          --           --         300,000           --          --        --          300,000
Merger with
 Gold
 Securities,
 Inc ...........  (1,650)   3,550,053        --      3,300,535    (3,083,500)          --          --        --          217,035
Issuance of
 stock in
 connection
 with asset
 acquisition ...    --         49,500        --         75,000          --             --          --        --           75,000
Change in
 unrealized
 holding loss
 on available-
 for-sale
 securities ....    --           --          --           --            --             --      (552,562)     --         (552,562)
Net Loss .......    --           --          --           --            --       (1,602,952)       --        --       (1,602,952)
                  --------  -----------   --------  -----------      --------    -----------    -------    ------      ---------
Balance,
 December 31,
 1995 ..........       0    3,599,553           0    3,392,035             0     (1,944,490)   (622,956)        0        824,589
 (Unaudited)
Adjustments for
 reverse split .    --          6,236        --           --            --             --          --        --                0
Merger to affect
 change of state
 of incorporation    --     (3,605,789)  3,605,789   (3,355,977)    3,355,977           --          --        --                0
Issuance of stock
 in connection
 with asset
 acquisition ....    --           --       845,000        8,450     1,194,550           --          --        --        1,203,000
Issuance of common
 shares for payment
 of accrued
 bonuses .......    --           --       125,000        1,250       111,250           --          --        --          112,500
Issuance of
 securities
 in private
 placements
 for cash, net .    --           --     1,832,500       18,325     4,559,348           --          --        --        4,577,673
Issuance of
 securities in
 conversion
 with
 debentures ....    --           --       153,991        1,540       248,460           --          --        --          250,000
Change in
 unrealized
 holding loss
 on available-
 for-sale
 securities ....    --           --          --           --            --             --       612,687      --          612,687
Repurchase of
 shares .. -- ..    --           --          --           --            --             --        (3,950)   (3,950)
Net loss .......    --           --          --           --            --      (11,640,120)       --        --      (11,640,120)
                --------     --------   --------    ----------   -----------    ------------    --------   -------   ------------
Balance,
 December 31,
 1996 ..........       0            0   6,562,280       65,623     9,469,585    (13,584,610)    (10,269)   (3,950)    (4,063,621)
Net loss .......    --           --          --           --            --       (2,937,772)       --        --       (2,937,772)
               ---------     --------   ---------   ----------   -----------   ------------   ----------   -------   ------------
Balance,
 March 31, 1997        0            0   6,562,280  $    65,623   $ 9,469,585   ($16,522,382)  ($ 10,269)  ($3,950)  ($ 7,001,393)
               =========     ========   =========  ===========   ===========   ============   ==========   ======   =============

                        See notes to financial statements

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                               March 31,
                              -----------------------------------------------
                                               1997                      1996
                              ---------------------     ---------------------
                                      (Unaudited)                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .......................................  ($2,937,772)  ($  704,063)
                                                      ------------   -----------
    Adjustments to reconcile
      net loss to net cash used
      in operating activities:
           Depreciation and amortization ...........       11,716        54,079
           Loss on sale of securities ..............         --         248,013
           Changes in operating assets and
             liabilities:
              (Increase) decrease in assets:
                 Accounts receivable ...............       27,824      (561,581)
                 Prepaid expenses and other ........      207,659       (46,099)
                 Due from agent ....................      318,000          --
                 Due from factor ...................      108,138          --
                 Inventories .......................    3,968,837      (850,614)
                 Other assets ......................       50,693       (17,104)
              Increase (decrease) in liabilities:
                 Accounts payable ..................     (959,011)     (293,631)
                 Accrued expenses ..................     (821,097)         --
                 Payroll taxes payable .............      370,551          --
                                                       ----------    -----------
           Total adjustments .......................    3,283,310    (1,466,937)
                                                       ----------    -----------

Net cash provided by (used in)
 operating activities ..............................      345,538    (2,171,000)
                                                       ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for businesses acquired, net of
        cash acquired and including other cash
        payments associated with the acquisition ...         --      (1,625,000)
    Additions to property, plant and equipment .....         --        (219,129)
    Decrease in due from broker ....................         --         280,851
    Proceeds from sales of securities ..............         --         205,736
    Decrease in note receivable - officer ..........         --          15,000
                                                       ----------    ----------

  Net cash used in investing activities ............            0    (1,342,542)
                                                       ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from factor .....................     (552,518)         --
    Repayment to related party .....................         --        (450,000)
    Net proceeds from additional financing .........         --       4,197,333
                                                       -----------    ----------

     Net cash (used in) provided by
               financing activities ................     (552,518)    3,747,333
                                                       -----------    ----------

Net (decrease) increase in cash ....................     (206,980)      233,791
Cash and cash equivalents at beginning of period ...      222,284        11,508
                                                       -----------    ---------

Cash and cash equivalents at end of period .........  $    15,304   $   245,299
                                                      ===========   ===========

                        See notes to financial statements

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTERLY PERIOD ENDED MARCH 31, 1997
                                   (Unaudited)


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

         On May 15, 1997, the apparel subsidiaries' secured lender, Heller Financial, Inc., foreclosed on substantially all of the assets of the apparel subsidiaries. Effective June 6, 1997, the apparel subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. (see Note 5). Subsequently, in December 1997, at the Bankruptcy court's recommendation, the subsidiaries changed their bankruptcy status to Chapter 7.

         On July 15,1997, the licensor of TEA BUNNIES (Trademark) terminated KVI's rights to the license.

         On October 8, 1997, KVI voluntarily filed for protection from its creditors under Chapter 7 of the United States Bankruptcy Court in the District of New Jersey.


2.       Interim Reporting

         The balance sheet as of March 31, 1997 and December 31, 1996 , the statements of operations and the statement of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments ) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and December 31, 1996 and for all periods presented have been made.

         Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements of Evolutions, Inc. and subsidiaries for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

         The consolidated financial statements for the year ended December 31, 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles. Due to the Company's financial position, the Company did not have the monies necessary to have Holtz Rubenstein & Co., LLP, independent public accountants for the past fiscal year, complete the audit.


3.       Inventories

         Inventories consist of the following:

                    March 31,      December 31,
                      1997             1996
                 -------------     ----------

Raw Materials       $  308,615     $1,170,968
Work-in-process        273,194      1,036,570
Finished goods         695,516      3,038,625
                   -----------    ------------
                    $1,277,326     $5,246,163
                  ============    ============


4.       Property, Plant and Equipment

         Included in property, plant and equipment is a building SSA used as its manufacturing facility. On July 29, 1997, the building was foreclosed on by SSA's lender. The building's valued was determined by an independent appraiser.

         Additionally, the machinery and equipment included in property, plant and equipment relates to SSA's business activities. The machinery and equipment are valued at $220,000. On May 15, 1997, these assets were foreclosed upon (see
Note 12) by SSA's secured lender and were subsequently auctioned for approximately $220,000.


5.       Due to Factor

     In February 1996, SSA entered into a financing agreement with First Factors Corporation whereby SSA may take advances on their uncollected accounts receivable up to a limit of 90%. This facility was terminated by SSA on July 2, 1996. In July 1996, SSA and EVO, entered into a financing agreement with Heller Financial, Inc. ("Heller") whereby SSA may take advances on both subsidiaries' uncollected accounts receivable up to a limit of 90%. SSA may over advance on this facility by up to $1,000,000. Interest accrues at the prime rate plus 1%. Additionally, a fee of 0.75% is due on invoices assigned. The facility can be canceled by either party on sixty days written notice. This facility is
                                      F - 6
collateralized by the accounts receivable and finished goods inventory of SSA and EVO and guaranteed by the Company. This facility supersedes the facility entered into in February 1996 between the SSA and First Factors, Inc. As part of the agreement, Heller has indemnified First Factors, Inc. against all outstanding over advances and uncollected accounts receivable.

     In April 1996, KVI entered into a financing agreement with Heller whereby KVI may take advances on uncollected accounts receivable up to a limit of 90%. Interest accrues on monies advanced at the prime rate plus 2%. Additionally, a fee of 1% is due on amounts advanced. This facility is guaranteed by the accounts receivable and domestic inventory of KVI and also by the Company. Because of the bankruptcy proceedings with SSA, Heller advised KVI that it would no longer make advances to KVI (see Note 12).

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


6.       Loans Payable

         At March 31, 1997, the Company had loans payable and accrued interest of approximately $148,000 consisting of secured notes to relatives and affiliates of Michael Nafash, CEO, President and a Director of the Company. The notes are due on demand and bear interest at the rate of 12% per annum. The notes are secured by 25,000 shares of Glasgal Communications Inc. common stock and all other marketable securities held by the Company. On May 29, 1997, the noteholder foreclosed on the collateral and has since accepted the collateral as full payment of the debt. At that date, the collateral had a market value of approximately $100,000.


7.       Income Taxes

         At March 31, 1996, the Company has a 100% valuation allowance against the deferred income tax asset related to net operating loss carry forwards.


8.       Industry Segments

         The Company operates in two industry segments, apparel and toys. Information concerning the Company's business segments as of March 31, 1997 and 1996 are as follows:

                                          March 31,
                                      1997          1996
Revenues
         Apparel ............     $5,966,959     $1,021,375
         Toys ...............      2,232,973      1,087,116
         Consolidated .......      8,199,932      2,108,491

Operating Loss
         Apparel ............        647,051        226,793
         Toys ...............      2,069,510        189,715
         Consolidated .......      2,716,561        416,508

Identifiable Assets
         Apparel ............      1,164,749      6,572,697
         Toys ...............      1,107,292      1,649,802
         Consolidated .......      2,272,041      8,222,499

Depreciation and Amortization
         Apparel ............         11,005         10,656
         Toys ...............            711         43,423
         Consolidated .......         11,716         54,079

Capital Expenditures
         Apparel ............           --           14,707
         Toys ...............           --          204,422
         Consolidated .......           --          219,129

         KVI's line of toys is manufactured in Asia and sold to North American retailers and distributors.