Form 10-Q
period 1997-06-30
EVOLUTIONS INC
filed 1998-01-15
CIK 1009326

-------------------------------------------------------------------------------





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              -----------------------------------------------------

(Mark one)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the Quarterly period ended June 30, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from_________ to __________.

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






-------------------------------------------------------------------------------

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

     In February 1996, the Company acquired substantially all the assets of Smart Style Industries, Inc. and Affiliates (collectively "SSI"). The Company operates these assets through its wholly-owned subsidiaries, Smart Style Acquisition Corp., Lions Acquisition Corp. and Lions Holding Corp. (collectively "SSA"). SSA is a manufacturer and marketer of childrens apparel. The Company's line of recycled apparel products will be combined with SSA's business operations.
         In connection with the SSI acquisition, SSA also acquired a license to use the H.W. Carter & Sons, Inc.'s ("H.W. Carter") Watch the Wear (Registered Trademark) label.

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

Results of Operations

Three months ended June 30, 1997 and 1996

         The Company had net sales of $1,828,355 for the three months ended June 30, 1997 as compared to $2,427,722 for the three months ended June 30, 1996. The apparel segment recorded sales of $1,188,812 and $1,162,849 for the quarter ended June 30, 1997 and 1996, respectively, and operating losses were $664,136 and $571,544 for the three months ended June 30, 1997 and 1996, respectively. The toy segment recorded sales of $639,543 and $1,264,873 for the three months ended June 30, 1997 and 1996, respectively, and had operating losses of $1,893,301 and $907,954 for the three months ended June 30, 1997 and 1996, respectively. The decrease in toy segment sales can be attributed to the fact that KVI, the toy segment, did not generate any sales after April 30, 1997.

         Gross margin for the Company was $(470,374) for the three months ended June 30, 1997 as compared to $907,980 for the three months ended June 30, 1996. The apparel segment had a gross margin of $(428,076) for the second quarter of 1997 as compared to $10,569 for the same period in 1996. The decrease in apparel gross margin in the second quarter of 1997 can be attributed to significantly increased costs and lower sales volume. The toy segment which had a gross margin of $(42,298) for the three months ended June 30, 1997 as compared to $897,411 for the three months ended June 30, 1996 due to the fact that the toy segment did not generate any sales after April 30, 1997.

         The Company had a net loss of $2,564,300 for the second quarter of 1997 as compared to a net loss of $1,590,715 for the same period in 1996.

Six Months ended June 30, 1997 and 1996

         The Company had net sales of $10,028,287 for the six months ended June 30, 1997 as compared to $4,536,213 for the six months ended June 30, 1996. The apparel segment recorded sales of $7,155,771 and $2,184,224 for the six months June 30, 1997 and 1996, respectively, and operating losses were $1,311,187 and $798,337 for the six months ended June 30, 1997 and 1996, respectively. The toy segment recorded sales of $2,872,516 and $2,351,989 for the six months ended June 30, 1997 and 1996, respectively, and had operating losses of $3,962,811 and $1,097,669 for the six months ended June 30, 1997 and 1996, respectively.

     Gross margin for the Company was $1,124,055 for the six months ended June 30, 1997 as compared to $1,638,326 for the six months ended June 30, 1996. The apparel segment had a gross margin of $1,372,518 as compared to $443,829 for the same period in 1996. The decrease in apparel gross margin in the first quarter of 1997 can be attributed to significantly increased sales volume due to the Company's purchase of SSA in February 1996. The toy segment which had a gross margin of $(248,463) for the three months ended June 30, 1997 as compared to $1,194,497 the three months ended June 30, 1996 due to the fact that the toy segment did not generate any sales after April 30, 1997.

       The Company had a net loss of $5,502,072 for the second quarter of 1997 as compared to a net loss of $2,294,778 for the same period in 1996.


Financial Position, Liquidity and Capital Resources

     The Company had a working capital deficit of approximately $9,827,084 at June 30, 1997 and $4,618,401 at December 31, 1997. The increase in working capital deficit is attributable to the Company's bankruptcy status; assets were foreclosed upon by the Company's secured creditor and all debt is in default and thus classified as current liabilities.

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

     On May 15, 1997, Heller foreclosed on substantially all of the assets of SSA. Effective, June 6, 1997, the subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. SSA is in the process of actively seeking the return of preference payments made ninety days prior to the bankruptcy. Proceeds will be used for secured creditors and any remaining balance will be distributed to priority creditors. Subsequently, in December 1997, at the Bankruptcy court's recommendation, the subsidiaries changer their bankruptcy status to Chapter 7.

Mortgage Payable

     In May 1996, SSA refinanced the existing mortgage on its production and warehouse facility located in Gastonia, North Carolina with Branch Bank & Trust Co. ("BB&T") The $750,000 loan bears interest at the prime rate plus 1.5% payable monthly. The term is for 35 months, with principal payments of $4,166.67 due monthly beginning June 1, 1996, and a balloon payment at May 1, 1999 of $604,166.55. The loan is collateralized by the property and guaranteed by the Company. On July 29, 1997, BB&T foreclosed on the property due to SSA's inability to meet the mortgage payments.

Cash Flow

          The Company currently has no cash flows from operations.

         Net cash provided by operating activities for 1997 was $298,189 which was comprised of a decrease in inventories of $398,991, an increase in accounts payable of $5,117,658, an increase in payroll taxes payable of $401,408 and a decrease in due from agent of $318,000 offset by a net loss of $5,502,072. Additionally, the Company used $734,481 of net borrowings from factor during the three months ended June 30, 1997.

     The Company's statement of cash flows for the quarter ended June 30, 1997 reflects cash used in operations of $2,171,000, which is a result of the net loss of $2,294,778, an increase in inventories of $2,350,351, and an increase in
                                        5
accounts receivable of $347,516 offset by a loss on sales of securities of $289,559. Net cash used in investing activities was $1,422,085, which consists primarily of the purchase of SSA. Cash flows from financing activities consisted of loan proceeds of $445,254 and proceeds from additional financing of $2,023,399, offset by a repayment to a related party of $550,000.

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

                                                     EVOLUTIONS, INC.



                                           /s/ Michael Nafash
                                          By:  Michael Nafash
                                               Chief Executive Officer,
                                                President and Chief Financial
                                                Officer


Dated: January 15, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of January 15, 1998 by the following persons on behalf of Registrant and in the capacities indicated.

/s/ Michael Nafash                                   Dated: January 15, 1998
------------------
Michael Nafash, Director, CEO, CFO and
  President

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,        December 31,
                                                     ---------------  ----------------
ASSETS                                                     1997              1996
                                                     ---------------  ----------------
                                                       (Unaudited)       (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents ......................   $      5,992    $    222,284
   Due from agent .................................           --           318,000
   Investments in available-for-sale securities ...           --             7,173
   Accounts receivable ............................        229,941         358,142
   Due from factor ................................         92,121         257,687
   Inventories (Note 3) ...........................        128,505       5,246,163
   Prepaid expenses and other current assets ......         43,785         207,659
                                                      ------------    ------------
                                                           500,344       6,617,108

PROPERTY, PLANT AND EQUIPMENT, net  (Note 4) ......        271,660         504,087
OTHER ASSETS ......................................              0          50,693
                                                      ------------    ------------
                                                      $    772,004    $  7,171,888
                                                      ============    ============


LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Due to factor (Note 5) ........................   $    403,940    $  1,138,421
    Payroll taxes payable .........................      1,337,067         935,659
    Accounts payable ..............................      6,003,679       5,604,688
    Accrued expenses ..............................        890,966       1,721,246
    Bridge notes payable (Note 6) .................        850,000         850,000
    Loans payable (Note 7) ........................           --           143,719
    Long-term debt in default .....................        841,776         841,776
                                                      ------------    ------------
                                                        10,327,428      11,235,509
                                                      ------------    ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000 shares
       authorized; 6,562,280 issued and outstanding
       outstanding at December 31, 1996 ...........         65,623          65,623
   Common stock, no par value, 50,000,000 shares
       authorized; 3,599,553 issued and outstanding
       at June 30, 1997, stated at ................           --              --
    Preferred stock; authorized 5,000,000 shares;
       -0- issued and outstanding .................           --              --
    Additional paid-in capital ....................      9,469,585       9,469,585
    Deficit .......................................    (19,086,682)    (13,584,610)
    Unrealized holding loss on securities .........           --           (10,269)
      available-for-sale
    Treasury stock ................................         (3,950)         (3,950)
                                                      ------------    ------------
                                                        (9,555,424)     (4,063,621)
                                                      ------------    ------------

                                                      $    772,004    $  7,171,888
                                                      ============    ============

                        See notes to financial statements

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended             Six Months Ended
                                                    June 30 ,                       June 30 ,
                                               1997           1996            1997            1996
                                          ------------    ------------    ------------    ------------
                                           (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

REVENUES ..............................   $  1,828,355    $  2,427,722    $ 10,028,287    $  4,536,213

COST OF SALES .........................      2,298,729       1,519,742       8,904,232       2,897,887
                                          ------------    ------------    ------------    ------------

GROSS PROFIT ..........................       (470,374)        907,980       1,124,055       1,638,326
                                          ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
    Selling, general and administrative      1,945,285       1,255,996       5,321,495       2,091,397
    Advertising and promotion .........        141,778       1,088,059       1,076,558       1,356,089
    Amortization ......................           --            43,423            --            86,846
                                          ------------    ------------    ------------    ------------
                                             2,087,063       2,387,478       6,398,053       3,534,332
                                          ------------    ------------    ------------    ------------

OPERATING LOSS ........................     (2,557,437)     (1,479,498)     (5,273,998)     (1,896,006)
                                          ------------    ------------    ------------    ------------

OTHER:
    Loss on sale of securities ........           --            41,545            --           289,559
    Interest expense ..................        133,664          69,672         355,350         109,213
    Interest income ...................           (524)           --              (999)           --
                                          ------------    ------------    ------------    ------------
                                               133,140         111,217         354,351         398,772
                                          ------------    ------------    ------------    ------------

Net Loss before Extraordinary Item ....     (2,690,577)     (1,590,715)     (5,628,349)     (2,294,778)

Extraordinary Item - Extinguishment
    of Debt ...........................        126,277            --           126,277            --
                                          ------------    ------------    ------------    ------------
NET LOSS ..............................     (2,564,300)     (1,590,715)     (5,502,072)     (2,294,778)
                                          ============    ============    ============    ============

NET LOSS PER SHARE
  Net Loss before Extraordinary Item          $  (.41)       $  (.31)        $  (.85)        $  (.51)
  Extraordinary Item                              .02           0.00             .02            0.00
                                          ------------    ------------    ------------    ------------
  Net Loss                                    $  (.39)       $  (.31)         $ (.83)        $  (.51)
                                          ============    ============    ============    ============

Weighted average number of common
    share outstanding .................     6,562,280       5,194,142        6,652,280       4,522,603
                                          ============    ============    ============    ============


                        See notes to financial statements

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                 Unrealized
                                    Common Shares                                                 Loss on
                   ----------------------------------------------    Additional                  Available
                    Common,         Common,    Common,                 Paid-in                    for-Sale     Treasury
                    $10 Par         No Par    $.01 Par     Amount      Capital       Deficit     Securities      Stock      Total
Balance,
 December 31,
 1994               1,000             0            0  $    10,000   $   865,000   ($   341,538)  ($ 70,394)    $--     $    463,068
Issuance of stock
 to parent ......     850          --           --          8,500     1,916,500           --          --        --        1,925,000
Surrender
 of stock .......    (200)         --           --         (2,000)        2,000           --          --        --                0
Capital
 contribution ...    --            --           --           --         300,000           --          --        --          300,000
Merger with
Gold Securities,
 Inc ............  (1,650)    3,550,053         --      3,300,535    (3,083,500)          --          --        --          217,035
Issuance of stock
 in connection
 with asset
 acquisition ....    --          49,500         --         75,000          --             --          --        --           75,000
Change in
 unrealized
 holding loss
 on available-
 for-sale
 securities .....    --            --           --           --            --             --      (552,562)     --         (552,562)
Net Loss ........    --            --           --           --            --       (1,602,952)       --        --       (1,602,952)
                   ------   -----------   ----------  -----------   -----------   ------------   ---------   -------   ------------
Balance,
 December 31,
 1995                   0     3,599,553            0    3,392,035             0     (1,944,490)   (622,956)        0        824,589
(Unaudited)
Adjustments for
 reverse split ..    --           6,236         --           --            --             --          --        --                0
Merger to affect
 change of state of
 incorporation ..    --      (3,605,789)   3,605,789   (3,355,977)    3,355,977           --          --        --                0
Issuance of stock
 in connection
 with asset
 acquisition ....    --            --        845,000        8,450     1,194,550           --          --        --        1,203,000
Issuance of common
 shares for
 payment of
 accrued bonuses     --            --        125,000        1,250       111,250           --          --        --          112,500
Issuance of
 securities
 in private
 placements
 for cash, net ..    --            --      1,832,500       18,325     4,559,348           --          --        --        4,577,673
Issuance of
 securities
 in conversion
 with debentures     --            --        153,991        1,540       248,460           --          --        --          250,000
Change in
 unrealized
 holding loss
 on available-
 for-sale
 securities .....    --            --           --           --            --             --       612,687      --          612,687
Repurchase of
 shares .........    --            --           --           --            --             --          --      (3,950)        (3,950)
Net loss ........    --            --           --           --            --      (11,640,120)       --        --      (11,640,120)
                   ------   -----------   ----------  -----------   -----------   ------------   ---------   -------   ------------
Balance,
 December 31,
 1996                   0             0    6,562,280  $    65,623   $ 9,469,585   ($13,584,610)  ($ 10,269)  ($3,950)  ($ 4,063,621)
Change in
 unrealized
 holding loss
 on available-
 for-sale
 securities .....    --            --           --           --            --             --        10,269      --           10,269
Net loss ........    --            --           --           --            --       (5,502,072)       --        --       (5,502,072)
                   ------   -----------   ----------  -----------   -----------   ------------   ---------   -------   ------------
Balance,
 June 30,  1997         0   $         0   $6,562,280  $    65,623   $ 9,469,585   ($19,086,682)  $       0   ($3,950)  ($ 9,555,424)
                   ======   ===========   ==========  ===========   ===========   ============   =========   =======   ============

                        See notes to financial statements

                                                                                                                 F-3
                        EVOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Six Months Ended
                                                                            June 30,
                                                               -----------------------------------------------
                                                                     1997           1996
                                                               --------------   ---------------------
                                                                 (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .................................................   ($5,502,072)   ($2,294,778)
                                                                 -----------    -----------
    Adjustments to reconcile net loss to net
       cash used in operating activities:
           Gain on foreclosed debt ...........................      (126,277)          --
           Depreciation and amortization .....................        12,427        108,158
           Loss on sale of securities ........................          --          289,559
           Changes in operating assets and liabilities:
              (Increase) decrease in assets:
                 Accounts receivable .........................       128,201       (347,516)
                 Prepaid expenses and other ..................       163,874        (17,945)
                 Due from agent ..............................       318,000           --
                 Due from factor .............................       165,566           --
                 Inventory ...................................     5,117,658     (2,350,351)
                 Other assets ................................        50,693        (66,193)
              Increase (decrease) in liabilities:
                 Accounts payable ............................       398,991        241,364
                 Accrued expenses ............................      (830,280)          --
                 Payroll taxes payable .......................       401,408           --
                                                                 -----------    -----------
           Total adjustments .................................     5,800,261     (2,142,924)
                                                                 -----------    -----------

           Net cash provided by (used in) operating activities       298,189     (4,437,702)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for businesses acquired, net of
        cash acquired and including other cash
        payments associated with the acquisition .............          --       (1,625,000)
    Additions to property, plant and equipment ...............          --         (480,148)
    Decrease in due from broker ..............................          --          280,851
    Proceeds from sales of securities ........................          --          344,283
    Decrease in note receivable - officer ....................          --           15,000
    Investment in available-for-sale securities ..............          --           42,929
    Sale of foreclosed assets ................................       220,000           --
                                                                 -----------    -----------
           Net cash provided by (used in)
               investing activities ..........................       220,000     (1,422,085)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from factor ...............................      (734,481)          --
    Proceeds from debt borrowings ............................          --             --
    Repayment to related party ...............................          --         (550,000)
    Net proceeds from additional financing ...................          --        2,023,399
    Sale of private placements ...............................          --        4,452,540
                                                                 -----------    -----------

           Net cash (used in) provided by financing activities      (734,481)     5,925,939
                                                                 -----------    -----------

Net (decrease) increase in cash ..............................      (216,292)        66,152
Cash and cash equivalents at beginning of period .............       222,284         11,508
                                                                 -----------    -----------

Cash and cash equivalents at end of period ...................   $     5,992    $    77,660
                                                                 ===========    ===========

                        See notes to financial statements

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTERLY PERIOD ENDED JUNE 30, 1997
                                   (Unaudited)


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

2.       Interim Reporting

         The balance sheet as of June 30, 1997 and December 31, 1996 , the statements of operations and the statement of cash flows for the three and six months ended June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments ) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and December 31, 1996 and for all periods presented have been made.

         Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements of Evolutions, Inc. and subsidiaries for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

         The consolidated financial statements for the year ended December 31, 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles. Due to the Company's financial position, the Company did not have the monies necessary to have Holtz Rubenstein & Co., LLP, independent public accountants for the past fiscal year, complete the audit.

3.       Inventories

         Inventories consist of the following:

                                June 30, 1997    December 31, 1996
                                -------------   ------------------

Raw Materials ...............         $ -0-         $1,170,968
Work-in-process .............           -0-          1,036,570
Finished goods ..............       128,505          3,038,625
                                 ----------         ----------
                                 $  128,505         $5,246,163
                                 ==========         ==========

4.       Property, Plant and Equipment

         Included in property, plant and equipment is a building SSA used as its manufacturing facility. On July 29, 1997, the building was foreclosed on by SSA's lender. The building's valued was determined by an independent appraiser.

         Additionally, the machinery and equipment included in property, plant and equipment relates to SSA's business activities. The machinery and equipment are valued at $220,000. On May 15, 1997, these assets were foreclosed upon by SSA's secured lender and were subsequently auctioned for approximately $220,000.

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

8.       Industry Segments

         The Company operates in two industry segments, apparel and toys. Information concerning the Company's business segments as of June 30, 1997 and 1996 are as follows:


                                                              June 30,
                                                       1997              1996
Revenues
         Apparel .........................          7,155,771          2,184,224
         Toys ............................          2,872,516          2,351,989
         Consolidated ....................         10,028,287          4,563,213

Operating Loss
         Apparel .........................          1,311,187            798,337
         Toys ............................          3,962,811          1,097,669
         Consolidated ....................          5,273,998          1,896,006

Identifiable Assets
         Apparel .........................            267,912          8,103,760
         Toys ............................            504,092          1,316,625
         Consolidated ....................            772,004          9,420,385

Depreciation and Amortization
         Apparel .........................             11,005             15,131
         Toys ............................              1,422             93,027
         Consolidated ....................             12,427            108,158

Capital Expenditures
         Apparel .........................               ----            130,493
         Toys ............................               ----            349,655
         Consolidated ....................               ----            480,148

         KVI's line of toys is manufactured in Asia and sold to North American retailers and distributors.