Form 10-Q
period 1997-09-30
EVOLUTIONS INC
filed 1998-01-15
CIK 1009326

-------------------------------------------------------------------------------






                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              -----------------------------------------------------

(Mark one)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the
          Quarterly period ended September 30, 1997

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

         KVI has not generated any revenues since April 30, 1997 and on October 8, 1997, voluntarily filed for protection from its creditors under Chapter 7 of the United States Bankruptcy Court in the District of New Jersey.

         The following discussion and analysis should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996.

Results of Operations

Three months ended September 30, 1997 and 1996

         The Company had net sales of $-0- for the three months ended September 30, 1997 as compared to $7,748,605 for the three months ended September 30, 1997. Gross margin for the Company was $-0- for the quarter ended September 30, 1997 as compared to $2,645,775 for the same period in 1996. The decreases in net sales and gross margin are attributable to the Company ceasing operations in the toy segment as of April 30, 1997 and the apparel segment as of May 15, 1997.

         The Company had a net loss of $2,058,682 for the third quarter of 1997 as compared to net income of $282,406 for the third quarter of 1996.

Nine months ended September 30, 1997 and 1996

     The  Company  had net  sales  of  $10,028,287  for the  nine  months  ended
September 30, 1997 as compared to $12,284,818 for the nine months ended September 30, 1996. Apparel segment sales were $ 7,155,771 for the nine months ended September 30, 1997 as compared to $6.000,354 for the nine months ended
                                        3

September 30, 1996. Toy sales for the nine months ended September 30, 1997 were $2,872,516 and were $6,284,464 for the nine months ended September 30, 1996. The decrease in sales between the three quarters ended September 30, 1997 and the same period in 1996 is attributable to the foreclosure on the apparel assets by its secured creditor and the termination of the management agreement on the toy segment as of April 30, 1997.

         Gross margin for the Company was $1,124,055 for the nine months ended September 30, 1997 as compared to $4,284,101 for the same period in 1996. The decrease in gross margin is attributable to the same factors as the decrease sales.

         During the nine months ended September 30, 1996, the Company sold the remaining 230,000 PureTec shares and recorded a loss of $519,477 on the sale. The Company had received these shares from PureTec in March 1995 as a capital contribution.

         The Company had a net loss of $7,560,754 for the nine months ended September 30, 1997 as compared to $2,012,372 for the third quarter of 1996.

Financial Position, Liquidity and Capital Resources

          The Company had a working capital deficit of approximately $11,876,722 at September 30, 1997 as compared to working capital of $4,618,401 at December 31, 1997. The increase in working capital deficit is attributable to the Company's bankruptcy status; assets were foreclosed upon by the Company's secured creditor and all debt is in default and thus classified as current liabilities.

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

         In October 1996, $100,000 of Bridge Notes were converted into the private placement, and, in addition, the Company converted $400,000 of Bridge Notes into a Convertible Note bearing interest at 8%. The terms allow the holder to convert the Convertible Note into the private placement until the due date on April 22, 1997. The balance of the Bridge Notes totaling $450,000 have been converted into Demand Notes. As of September 30, 1997, the Company had $850,000 of original Bridge Notes outstanding. The Convertible Notes and Demand Notes are currently in default.

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

Mortgage Payable

         In May 1996, SSA refinanced the existing mortgage on its production and warehouse facility located in Gastonia, North Carolina with Branch Bank & Trust Co.("BB&T") The $750,000 loan bears interest at the prime rate plus 1.5% payable monthly. The term is for 35 months, with principal payments of $4,166.67 due monthly beginning June 1, 1996, and a balloon payment at May 1, 1999 of $604,166.55. The loan is collateralized by the property and guaranteed by the Company. On July 29, 1997, BB&T foreclosed on the property due to SSA's inability to meet the mortgage payments. BB&T subsequently sod the building for approximately $450,000.

Cash Flow

          The Company currently has no cash flows from operations.


         Net cash provided by operating activities for the nine months ended September 30, 1997 was $580,805 which is comprised primarily of a decrease in inventory of $5,246,163 and an increase in accounts payable of $2,199,213 offset by a net loss of $7,560,754. Cash flows from investing activities consisted of the sale of machinery and equipment, proceeds from the sale went to Heller. Financing activities consisted of net borrowing from factor of $971,004.

         The Company's statement of cash flows for the nine months ended September 30, 1996 reflects cash used in operations of $4,605,484 which is a result of the net loss of $2,012,372, a decrease in inventories of $5,106,167 partially offset by a loss on sales of securities of $519,477. Net cash used in investing activities was $1,492,981, which consists primarily of the purchase of SSA. Cash flows from financing activities consisted of private placement loan proceeds of $4,572,540 and proceeds from additional financing of $2,449,936 offset by a repayment to a related party of $665,781.

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

         Kidsview, Inc. ("KVI"), a wholly-owned subsidiary of Evolutions, Inc., has not generated any revenues since April 30, 1997. KVI, on October 8, 1997, voluntarily filed for protection from its creditors under Chapter 7 of the United States Bankruptcy Court in the District of New Jersey.


Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  (a) Exhibits and (b) Reports of Form 8-K

         (a) None.

         (b) The Company filed a current Report on Form 8-K on April 16, 1997 which included (I) The Company's secured lender, Heller Financial, Inc., has foreclosed on substantially all of the assets of the Company's apparel
subsidiaries.   Effective,  June  6,  1997,  the  subsidiaries  have  filed  for protection under Chapter 11 of the Bankruptcy Code. (ii) Between the period April 16, through May 12, 1997, all members of the Company's Board of Directors resigned except for Michael Nafash, President and Chief Executive Officer. None of the resignations involved any disagreement with the Company on any matter relative to the Company's operations, policies or practices.


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

                                                EVOLUTIONS, INC.



                                                /s/ Michael Nafash
                                                By:  Michael Nafash
                                                     Chief Executive Officer,
                                                     President and Chief
                                                     Financial Officer


Dated: January 15, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of January 15,1998 by the following persons on behalf of Registrant and in the capacities indicated.


/s/ Michael Nafash                                      Dated: January 15, 1998
------------------
Michael Nafash, Director, CEO, CFO and
  President


                        EVOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       September 30,    December 31,
ASSETS                                                     1997             1996
                                                       -------------    ------------
                                                        (Unaudited)      (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents ......................   $     52,085    $    222,284
   Due from agent .................................           --           318,000
   Investments in available-for-sale securities ...           --             7,173
   Accounts receivable ............................           --           358,142
   Due from factor ................................           --           257,687
   Inventories (Note 3) ...........................           --         5,246,163
   Prepaid expenses and other current assets ......           --           207,659
                                                      ------------    ------------
                                                            52,085       6,617,108

PROPERTY, PLANT AND EQUIPMENT, net  (Note 4) ......        262,616         504,087
OTHER ASSETS ......................................              0          50,693
                                                      ------------    ------------
                                                      $    314,701    $  7,171,888
                                                      ============    ============


LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Due to factor (Note 5) ........................   $    167,417    $  1,138,421
    Payroll taxes payable .........................      1,337,069         935,659
    Accounts payable ..............................      7,803,901       5,604,688
    Accrued expenses ..............................        928,644       1,721,246
    Bridge notes payable (Note 6) .................        850,000         850,000
    Loans payable (Note 7) ........................           --           143,719
    Long-term debt in default .....................        841,776         841,776
                                                      ------------    ------------
                                                        11,928,807      11,235,509
                                                      ------------    ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000 shares
       authorized; 6,562,280 issued and outstanding
       outstanding at September 31, 1997 ..........         65,623          65,623
   Common stock, no par value, 50,000,000 shares
       authorized; 3,599,553 issued and outstanding
       at September 30, 1997, stated at ...........           --              --
    Preferred stock; authorized 5,000,000 shares;
       -0- issued and outstanding .................           --              --
    Additional paid-in capital ....................      9,469,585       9,469,585
    Deficit .......................................    (21,145,364)    (13,584,610)
    Unrealized holding loss on securities .........           --           (10,269)
      available-for-sale
    Treasury stock ................................         (3,950)         (3,950)
                                                      ------------    ------------
                                                       (11,614,106)     (4,063,621)
                                                      ------------    ------------

                                                      $    314,701    $  7,171,888
                                                      ============    ============

                                           See notes to financial statements


                        EVOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended            Nine Months Ended
                                                 September 30 ,                September 30 ,
                                              1997          1996             1997          1996
                                          -----------    ----------     ------------    ------------
                                          (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

REVENUES ..............................   $      --      $ 7,748,605    $ 10,028,287    $ 12,284,818

COST OF SALES .........................          --        5,102,830       8,904,232       8,000,717
                                          -----------    -----------    ------------    ------------
GROSS PROFIT ..........................          --        2,645,775       1,124,055       4,284,101
                                          -----------    -----------    ------------    ------------

COSTS AND EXPENSES:
    Selling, general and administrative       501,991      1,291,306       5,823,486       3,382,703
    Advertising and promotion .........     1,548,236        571,997       2,624,794       1,928,086
    Amortization ......................          --           64,422            --           151,268
                                                         -----------    ------------    ------------
                                            2,050,227      1,927,725       8,448,280       5,462,057
                                          -----------    -----------    ------------    ------------

OPERATING (LOSS) INCOME ...............    (2,050,227)       718,050      (7,324,225)     (1,177,956)
                                          -----------    -----------    ------------    ------------

OTHER (INCOME) EXPENSE:
    Other Income ......................       (10,000)          --           (10,000)           --
    Loss on sale of securities ........          --          229,918            --           519,477
    Interest expense ..................        18,455        205,726         373,805         314,939
    Interest income ...................          --             --              (999)           --
                                          -----------    -----------    ------------    ------------
                                                8,455        435,644         362,806         834,416
                                          -----------    -----------    ------------    ------------

Net (Loss) Income before
  Extraordinary Item ..................    (2,058,682)       282,406      (7,687,031)     (2,012,372)

Extraordinary Item - Gain on
  extinguishment of Debt due to
  foreclosure (Note 7) ................          --             --           126,277            --
                                          -----------    -----------    ------------    ------------
NET LOSS ..............................    (2,058,682)       282,406      (7,560,754)     (2,012,372)
                                          ===========    ===========    ============    ============


NET LOSS PER SHARE
  Net Loss before extraordinary item       $  (.31)         $  .04         $  (1.17)       $   (.39)
  Extraordinary Item                          0.00            0.00              .02            0.00
                                          -----------    -----------    ------------    ------------
  Net Loss                                 $  (.31)           $.04        $   (1.15)       $   (.39)
                                          ===========    ===========    ============    ============    ============

Weighted average number of
   common shares outstanding ..........    6,562,280      6,318,489       6,562,280       5,125,601               0
                                          ===========    ===========    ============    ============    ============


                        See notes to financial statements

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                 Unrealized
                                 Common Shares                                                    Loss on
                ------------------------------------------------      Additional                  Available
                  Common,        Common,    Common,                    Paid-in                    for-Sale    Treasury
                  $10 Par        No Par     $.01 Par      Amount       Capital      Deficit      Securities     Stock         Total
Balance,
 December 31,
 1994               1,000             0            0  $    10,000   $   865,000   ($   341,538)  ($ 70,394)    $----   $    463,068
Issuance of stock
 to parent ......     850          --           --          8,500     1,916,500           --          --        --        1,925,000
Surrender of
 stock ..........    (200)         --           --         (2,000)        2,000           --          --        --                0
Capital
 contribution ...    --            --           --           --         300,000           --          --        --          300,000
Merger with
 Gold
 Securities, Inc.  (1,650)    3,550,053         --      3,300,535    (3,083,500)          --          --        --          217,035
Issuance of
 stock in
 connection
 with asset
 acquisition ....    --          49,500         --         75,000          --             --          --        --           75,000
Change in
 unrealized
 holding loss
 on available-
 for-sale
 securities .....    --            --           --           --            --             --      (552,562)     --         (552,562)
Net Loss ........    --            --           --           --            --       (1,602,952)       --        --       (1,602,952)
                   ------   -----------   ----------  -----------   -----------   ------------   ---------   -------   ------------
Balance,
 December 31,
 1995                   0     3,599,553            0    3,392,035             0     (1,944,490)   (622,956)        0        824,589
(Unaudited)
Adjustments for
 reverse split ..    --           6,236         --           --            --             --          --        --                0
Merger to affect
 change of state of
 incorporation ..    --      (3,605,789)   3,605,789   (3,355,977)    3,355,977           --          --        --                0
Issuance of stock
 in connection
 with asset
 acquisition ....    --            --        845,000        8,450     1,194,550           --          --        --        1,203,000
Issuance of common
 shares for
 payment of
 accrued bonuses     --            --        125,000        1,250       111,250           --          --        --          112,500
Issuance of
 securities
 in private
 placements
 for cash, net ..    --            --      1,832,500       18,325     4,559,348           --          --        --        4,577,673
Issuance of
 securities
 in conversion
 with debentures     --            --        153,991        1,540       248,460           --          --        --          250,000
Change in
 unrealized
 holding loss
 on available-
 for-sale
 securities .....    --            --           --           --            --             --       612,687      --          612,687
Repurchase of
 shares .........    --            --           --           --            --             --          --      (3,950)        (3,950)
Net loss ........    --            --           --           --            --      (11,640,120)       --        --      (11,640,120)
                   ------   -----------   ----------  -----------   -----------   ------------   ---------   -------   ------------
Balance,
 December 31,
 1996                   0             0    6,562,280       65,623     9,469,585   (13,584,610)    (10,269)   (3,950)    (4,063,621)
Change in
 unrealized
 holding loss
 on available-
 for-sale
 securities .....    --            --           --           --            --             --        10,269      --           10,269
Net loss ........    --            --           --           --            --       (7,560,754)       --        --       (7,560,754)
                   ------   -----------   ----------  -----------   -----------   ------------   ---------   -------   ------------
Balance,
 September 30,
 1997                 0     $         0   $6,562,280  $    65,623   $ 9,469,585   ($21,145,364)  $       0   ($3,950)  ($11,614,106)
                   ======   ===========   ==========  ===========   ===========  =============   =========  ========  =============

                        See notes to financial statements

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                         September 30,
                                                                 -----------------------------
                                                                      1997          1996
                                                                 -------------   -----------
                                                                   (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..................................................   ($7,560,754)   ($2,012,372)
                                                                  -----------    -----------
    Adjustments to reconcile net loss to net
       cash used in operating activities:
           Gain on foreclosed debt ............................      (126,277)          --
           Depreciation and amortization ......................        21,471        257,952
           Loss on sale of securities .........................          --          519,477
           Changes in operating assets and liabilities:
              (Increase) decrease in assets:
                 Accounts receivable ..........................       358,142       (796,719)
                 Prepaid expenses and other ...................       207,659       (101,764)
                 Due from agent ...............................       318,000           --
                 Due from factor ..............................       257,687       (431,176)
                 Inventories ..................................     5,246,163     (5,106,167)
                 Other assets .................................        50,693        (66,193)
              Increase (decrease) in liabilities:
                 Accounts payable .............................     2,199,213      2,761,865
                 Accrued expenses .............................      (792,602)       369,613
                 Payroll taxes payable ........................       401,410           --
                                                                  -----------    -----------
           Total adjustments ..................................     8,141,559     (2,593,112)
                                                                  -----------    -----------

           Net cash provided by (used in) operating activities        580,805     (4,605,484)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for businesses acquired, net of
        cash acquired and including other cash
        payments associated with the acquisition ..............          --       (1,625,000)
    Additions to property, plant and equipment ................          --         (735,579)
    Decrease in due from broker ...............................          --          280,851
    Proceeds from sales of securities .........................          --          628,818
    Decrease in note receivable - officer .....................          --           15,000
    Investment in available-for-sale securities ...............          --           42,929
    Purchase of license .......................................          --         (100,000)
    Sale of foreclosed assets .................................       220,000           --
                                                                  -----------    -----------

           Net cash provided by (used in)  investing activities       220,000     (1,492,981)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from factor ................................      (971,004)          --
    Repayment to related party ................................          --         (665,781)
    Issuance of convertible debentures, net of conversions ....          --          200,000
    Purchase of treasury stock ................................          --           (3,950)
    Net proceeds from additional financing ....................          --        2,449,936
    Sale of private placements ................................          --        4,572,540
                                                                  -----------    -----------

           Net cash (used in) provided by financing activities       (971,004)     6,552,745
                                                                  -----------    -----------

Net (decrease) increase in cash ...............................      (170,199)       454,280
Cash and cash equivalents at beginning of period ..............       222,284         11,508
                                                                  -----------    -----------

Cash and cash equivalents at end of period ....................   $    52,085    $   465,788
                                                                  ===========    ===========

                                              See notes to financial statements

                        EVOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                   (Unaudited)

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

         On July 15, 1997, the license for KVI's rights to market TEA BUNNIES (Registered Trademark) were foreclosed on by the licensor.

         KVI has not generated any revenues since April 30, 1997 and on October 8, 1997, voluntarily filed for protection from its creditors under Chapter 7 of the United States Bankruptcy Court in the District of New Jersey.

2.       Interim Reporting

         The balance sheets as of September 30, 1997 and December 31, 1996, the statements of operations for the three and nine months ended September 30, 1997 and 1996 and the statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments ) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

         Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements of Evolutions, Inc. and subsidiaries for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

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

3.       Inventories

         Inventories consist of the following:

                                              September 30,    December 31,
                                                 1997              1996

Raw Materials .................                $   -0-           $500,000
Work-in-process ...............                    -0-          1,000,000
Finished goods ................                    -0-          2,438,523
                                                 -------       -----------
                                              $     -0-         $3,938,523
                                               =========       ===========

4.       Property, Plant and Equipment

                  The building was SSA's manufacturing facility. On July 29, 1997, the building was foreclosed on by SSA's lender. The building's valued was determined by an independent appraiser.

         Additionally, machinery and equipment related to SAA's business activity. The machinery and equipment are valued at $220,000. On May 15, 1997, the assets were foreclosed upon by SSA's secured lender and were subsequently auctioned for approximately $220,000.

     The molds were used for the production of TEA BUNNIES (Registered Trademark) by KVI. As KVI could no longer make royalty payments to the license holder, the licensor terminated KVI's rights to the license. The molds have no value.


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

7.       Loans Payable

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

8.       Income Taxes

         At September 30, 1997, the Company has a 100% valuation allowance against the deferred income tax asset related to net operating loss carry forwards.

9.       Industry Segments

         The Company operates in two industry segments, apparel and toys. Information concerning the Company's business segments as of September 30, 1997 is as follows:

                                  Apparel      Toys       Consolidated

Revenues ....................   $7,155,772   $2,872,515   $10,028,287
Operating loss ..............    1,393,087    6,404,196     7,324,225
Identifiable assets .........      312,066        2,635       314,701
Depreciation and amortization       11,005       10,466        21,471
Capital expenditures ........          -0-          -0-           -0-

         Information concerning the Company's business segments as of September 30, 1996 is as follows:

                                   Apparel      Toys       Consolidated

Revenues ....................   $ 6,000,354   $6,284,464   $12,284,818
Operating loss ..............       536,671      641,285     1,177,956
Identifiable assets .........    10,197,521    3,286,131    13,483,652
Depreciation and amortization       198,234       59,718       257,952
Capital expenditures.........       159,111      576,468       735,579


         KVI's line of toys was manufactured in Asia and sold to North American retailers and distributors.